Form 10-Q
period 2018-03-31
UNITED CAPITAL CONSULTANTS INC.
filed 2018-05-17
CIK 1693696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2018

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55741

                     UNITED CAPITAL CONSULTANTS, INC.
           (Exact name of registrant as specified in its charter)

                     THICKET SOUND ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             81-4625084
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                            3210 East Coralbell Avenue
                               Mesa, Arizona 95204
          (Address of principal executive offices)  (zip code)

                               480-666-4116
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           May 10, 2018

Common Stock, par value $0.0001               5,000,001

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of March 31, 2018 (unaudited) and
December 31, 2017                                                    2

Condensed Statements of Operations for the Three Months
Ended March 31, 2018 and 2017 (unaudited)                            3

Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2018 and 2017 (unaudited)                            4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

                   UNITED CAPITAL CONSULTANTS, INC.
         (formerly Thicket Sound Acquisition Corporation)
                    CONDENSED BALANCE SHEETS

           ASSETS
                                             March 31,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $      1,250	      $     1,000
                                            ------------      ------------
           Total liabilities                      1,250	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       March 31, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at March 31, 2018 and
       December 31, 2017, respectively            2,000             2,000

       Additional paid-in capital                 2,545		    1,851

       Accumulated deficit                       (5,795)           (4,851)
                                            ------------      ------------
          Total stockholders' deficit            (1,250)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                       UNITED CAPITAL CONSULTANTS, INC.
               (formerly Thicket Sound Acquisition Corporation)
                        CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)

        	     	                 For the Three     For the Three
                                         Months Ended      Months Ended
                                         March 31, 2018    March 31, 2017
                                         --------------    --------------
    Revenue                              $          -      $         -
    Cost of revenues                                -                -
                                         --------------    --------------
    Gross profit                                    -                -
                                         --------------    --------------
    Operating expenses                             944              789
                                         --------------    --------------
    Loss before income taxes                      (944)            (789)
    Income tax expense                              -                -
                                         --------------    --------------
    Net loss                             $        (944)    $       (789)
                                         ==============    =============
    Loss per share -
       basic and diluted                 $       (0.00)    $      (0.00)
                                         ==============    =============
    Weighted average shares -               20,000,000       20,000,000
         basic and diluted               ==============    =============


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                        UNITED CAPITAL CONSULTANTS, INC.
               (formerly Thicket Sound Acquisition Corporation)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

        	     	                 For the Three     For the Three
                                         Months Ended      Months Ended
                                         March 31, 2018    March 31, 2017
                                         --------------    --------------
OPERATING ACTIVITIES
   Net loss                              $       (944)     $     (789)

   Non-cash adjustments to reconcile
     net loss to net cash:
     Expenses paid for by stockholder
     and contributed as capital                   694

   Changes in Operating Assets and
        Liabilities:
     Accrued liabilities                          250            789
                                        ---------------    --------------
       Net cash provided by (used in)
         operating activities                      -                -
                                        --------------    --------------
   Net increase in cash                            -                -
   Cash, beginning of period                       -                -
                                        --------------    --------------
     Cash, end of period                $          -      $         -
                                        ==============    ==============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                      $          -      $         -
                                        ==============    ==============
     Interest                           $          -      $         -
                                        ==============    ==============

  The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                        UNITED CAPITAL CONSULTANTS, INC.
                (formerly Thicket Sound Acquisition Corporation)
                Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc. (formerly Thicket Sound Acquisition Corporation) (the "Company") was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.

Any combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                        UNITED CAPITAL CONSULTANTS, INC.
                (formerly Thicket Sound Acquisition Corporation)
                  Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its condensed financial statements.

In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its condensed financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company's condensed financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $944 for the three months ended March 31, 2018. The Company had a working capital deficit of $1,250 and an accumulated deficit of $5,795 as of March 31, 2018 and a working captial deficit of $1,000 and an accumulated deficit of $4,851 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued professional fees of $1,250 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 7, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

      On April 18, 2018 subsequent to the balance sheet date covered by this Report, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director. New officers and directors were named as follows:

	Clayton Patterson	Director, President, Secretary
	Harold Patterson	Director, Chief Financial Officer

     On April 19, 2018, the Company issued 4,500,001 shares of its common stock for no consideration as a result of the change in control to:

	 Sompong Sooksanguan                           50,000
         Patterson Consolidated, LLC (Arizona)      2,500,000
         Patterson Holdings, Inc. (Wyoming)         1,650,001
         Jadesadang Khunnathamsathapon                 10,000
         Chonnipa Sawangphakdee                       100,000
         Robert Buss                                   20,000
         Thanate Phuenghua                             30,000
         Pholchai Jittivilailux                        10,000
         Zell Mills                                    10,000
         John Agra                                     60,000
         Elvin Hancock                                 10,000
         Michael Axelrod                               50,000

Clayton Patterson is the 100% owner of Patterson Consolidated,
LLC and Harold Patterson is the 100% owner of Patterson Holdings.

Management has evaluated subsequent events through May 14, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      United Capital Consultants Inc. (formerly Thicket Sound Acquisition Corporation)(the "Company") was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception the Companys operations to date of the period covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on January 18, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. Subsequent to the period covered by this report the Company effected a change in control.

   Prior to the change in control, the Company had no operations nor has it engaged in any business activities generating revenues.

    Subsequent to the period covered by this report, and pursuant to the change in control, the Company intends to develop as a business development and management company. The Company intends to specialize in supporting the development and growth of its clients through counsel, training, and other support and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. The Company intends to support its clients in evaluating and improving the client's business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients.

   The Company is undertaking a private offering of its securities pursuant Section 506(b) of the Securities Act of 1933 as an exemption from registration of securities under such Act. The Company will offer its shares of common stock to an unlimited number of accredited investors and no more than 35 non-accredited investors. The Company has not set a minimum nor maximum number of shares available for sale pursuant to such private placement of its securities.

     As of March 31, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $944 and an accumulated deficit of $5,795 for the three months ended and as of March 31, 2018, respectively.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

Subsequent Event

  On April 18, 2018, the following events occurred which resulted in a change of control of the Registrant:

     James M. Cassidy resigned as the Registrant's president, secretary and director.

     James McKillop resigned as the Registrant's vice president and director.

	New officers and directors were named as follows:

	Clayton Patterson	Director, President, Secretary
	Harold Patterson	Director, Chief Financial Officer

      On April 19, 2018, the Company issued 4,500,001 shares of its common stock for no consideration as a result of the change in control to:

	 Sompong Sooksanguan                           50,000
         Patterson Consolidated, LLC (Arizona)      2,500,000
         Patterson Holdings, Inc. (Wyoming)         1,650,001
         Jadesadang Khunnathamsathapon                 10,000
         Chonnipa Sawangphakdee                       100,000
         Robert Buss                                   20,000
         Thanate Phuenghua                             30,000
         Pholchai Jittivilailux                        10,000
         Zell Mills                                    10,000
         John Agra                                     60,000
         Elvin Hancock                                 10,000
         Michael Axelrod                               50,000

Clayton Patterson is the 100% owner of Patterson Consolidated,
LLC and Harold Patterson is the 100% owner of Patterson Holdings.

   The former president of the Company is the sole officer and director of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public companies and assists companies with introductions to the financial community. The services provided by Tiber Creek include using companies such as the Company as vehicles for becoming public. As such the Company effected a change in control.

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

     In the present case of the Company, management at the period covered by this report, consisted solely of the president and vice president. As such, management maintained sole control of all financial transactions and all assets. Since the president of the Company was in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer at that time believes that the Company's disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer was directly involved in the day-to-day operations of the Company. Since the change in control, management consists of two officers who also serve as the only directors and are in control of the day-to-day operations of the Company and its financial reporting.

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

Changes in Internal Control Over Financial Reporting

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the officers and directors during the period covered by this report, were the former officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

     The former management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

     On December 7, 2016, the Company issued the following shares of its common stock for services rendered to the Company:

Name               Number of Shares

James Cassidy         10,000,000
James McKillop        10,000,000

On April 18, 2018, 19,500,000 of those shares were redeemed by the two shareholders pro rata.

On April 19, 2018, the Company issued the following shares of common stock for no consideration:

	 Sompong Sooksanguan                           50,000
         Patterson Consolidated, LLC (Arizona)      2,500,000
         Patterson Holdings, Inc. (Wyoming)         1,650,001
         Jadesadang Khunnathamsathapon                 10,000
         Chonnipa Sawangphakdee                       100,000
         Robert Buss                                   20,000
         Thanate Phuenghua                             30,000
         Pholchai Jittivilailux                        10,000
         Zell Mills                                    10,000
         John Agra                                     60,000
         Elvin Hancock                                 10,000
         Michael Axelrod                               50,000

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

                           UNITED CAPITAL CONSULTANTS INC.

                            By:   /s/ Clayton Patterson
                                  President

			    By:   /s/ Harold Patterson
				  Chief Financial Officer

Dated:   May 16, 2018