Form 10-Q
period 2018-06-30
UNITED CAPITAL CONSULTANTS INC.
filed 2018-08-22
CIK 1693696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number	000-55741

UNITED CAPITAL CONSULTANTS, INC.

(Exact name of registrant as specified in its charter)

THICKET SOUND ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	81-4625084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3210 East Coralbell Avenue

Mesa, Arizona 85204

(Address of principal executive offices) (zip code)

480-666-4116

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at
August 20, 2018

Common Stock, par value $0.0001	5,000,001

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

CONDENSED BALANCE SHEETS (Unaudited)

ASSETS
	June 30, 2018	December 31, 2017
Current assets

Cash	$450	$—
Total assets	$450	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued liabilities	$0	$1,000
Total liabilities	$0	$1,000

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 5,000,001 shares issued and outstanding at June 30, 2018 and 20,000,000 shares issued and outstanding at December 31, 2017, respectively	500	2,000

Additional paid-in capital	7,295	1,851

Accumulated deficit	(7,345)	(4,851)
Total stockholders' equity (deficit)	450	(1,000)
Total liabilities and stockholders' equity (deficit)	$450	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	$1,550	$250	$2,494	$1,039
Loss before income taxes	$(1,550)	$(250)	$(2,494)	$(1,039)
Income tax expense	—	—	—	—
Net loss	$(250)	$(250)	$(2,494)	$(1,039)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	8,131,869	20,000,000	14,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017

OPERATING ACTIVITIES
Net loss	$(2,494)	$(1,039)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	$3,494	$1,539

Changes in Operating Assets and Liabilities:
Accrued liabilities	$(1,000)	$500
Net cash provided by (used in)operating activities	$—	$—
Net cash provided by (used in) sale of stock	$450	$—

Net increase in cash		—
Cash, beginning of period	0	—
Cash, end of period	$450	$—
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc. (formerly Thicket Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control. The Company has since begun operations as a business development/consulting company.

Subsequent to the period covered by this report, and pursuant to the change in control and the 8-k filed on August 1, 2018, the Company intends to further develop as a business development and management company. The Company has entered contracts with three foreign firms and intends to specialize in supporting the development and growth of its clients through counsel, training, and other support and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. The Company intends to support its clients in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $450 in cash and did not have cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

On January 1, 2018 the Company adopted guidance contained in Topic 606 (FASB ASC 606). The core principle of Topic 606 (FASB ASC 606) is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue recognition guidance contained in Topic 606, to follow the five-step revenue recognition model along with other guidance impacted by this standard: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transportation price; (4) allocate the transportation price; (5) recognize revenue when or as the entity satisfies a performance obligation. Previous practices were broadly consistent with this approach, and the company determined the amount of revenue based on the amounts customer paid or promised to pay.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s condensed financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $2,494 for the six months ended June 30, 2018. The Company had working capital of $450 and an accumulated deficit of $7,345 as of June 30, 2018 and an accumulated deficit of $4,851 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had paid off all liabilities and accrued professional fees of $1,000, respectively.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On December 7, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. On April 18, 2018, 19,500,000 of those shares were cancelled and 4,500,001 new shares were issued at par for cash. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 5,000,001 shares of common stock and no preferred stock were issued and outstanding.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

United Capital Consultants Inc. (formerly Thicket Sound Acquisition Corporation)(the “Company”) was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to date of the period covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on January 18, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. On April 19, 2018, the Company effected a change in control.

Since to the change in control, the Company has had no operations nor has it engaged in any business activities generating revenues.

Subsequent to the period covered by this report, and pursuant to the change in control and the 8-k filed on August 1, 2018, the Company intends to develop as a business development and management company. The Company intends to specialize in supporting the development and growth of its clients through counsel, training, and other support and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. The Company intends to support its clients in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients.

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

As of June 30, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $2,494 and an accumulated deficit of $7,345 for the six months ended and as of June 30, 2018, respectively.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer.

Management is responsible for maintaining a system of internal control over financial reporting (“ICFR”) that provides reasonable assurance regarding the reliability of such reporting and the accuracy and reliability of the preparation of financial statements of such. Management is responsible to maintain records accurately and fairly to reflect transactions and transactions are recorded as necessary. The controls should provide reasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

In the present case of the Company, management at the period covered by this report, consisted solely of the president and treasurer. As such, management maintained sole control of all financial transactions and all assets. Since the president of the Company was in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer at that time believes that the Company’s disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer was directly involved in the day-to-day operations of the Company. Since the change in control, management consists of two officers who also serve as the only directors and are in control of the day-to-day operations of the Company and its financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange

Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

On December 7, 2016, the Company issued the following shares of its common stock at par for services rendered to the Company:

Name	Number of Shares

James Cassidy	10,000,000
James McKillop	10,000,000

On April 18, 2018, 19,500,000 of those shares were cancelled by the two shareholders.

On April 19, 2018, the Company issued the following shares of common stock at par for cash:

Sompong Sooksanguan	50,000
Patterson Consolidated, LLC (Arizona)	2,500,000
Patterson Holdings, Inc. (Wyoming)	1,650,001
Jadesadang Khunnathamsathapon	10,000
Chonnipa Sawangphakdee	100,000
Robert Buss	20,000
Thanate Phuenghua	30,000
Pholchai Jittivilailux	10,000
Zell Mills	10,000
John Agra	60,000
Elvin Hancock	10,000
Michael Axelrod	50,000

The issuance of said shares constituted a change in control. Clayton Patterson and Harold Patterson were elected as directors and Clayton Patterson was appointed as the President and Secretary of the Company and Harold Patterson was appointed as the CFO. Clayton Patterson is the 100% owner of Patterson Consolidated, LLC and Harold Patterson is the 100% owner of Patterson Holdings.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

(a)   Not applicable.

(b)   Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6 EXHIBITS

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

Dated: August 20, 2018