Form 10-Q
period 2018-09-30
UNITED CAPITAL CONSULTANTS INC.
filed 2018-11-15
CIK 1693696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at
November 14, 2018

Common Stock, par value $0.0001	4,970,418

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

CONDENSED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2018	December 31, 2017

Current assets

Cash	$189,369	$—

Total assets	$189,369	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued liabilities	$0	$1,000

Total liabilities	$0	$1,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized none issued and outstanding at September 30, 2018 and December 31, 2017,respectively	—	—

Common Stock, $0.0001 par value,100,000,000 shares authorized;4,970,418 shares issued and outstanding at September 30, 2018 and 20,000,000 shares issued and outstanding at December 31, 2017,respectively	497	2,000

Additional paid-in capital	199,217	1,851

Accumulated deficit	(10,345)	(4,851)

Total stockholders’ equity (deficit)	189,369	(1,000)

Total liabilities and stockholders’ equity (deficit)	$189,369	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept 30, 2018	Sept 30, 2017	Sept 30, 2018	Sept 30, 2017

Revenue	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	$3,000	$250	$5,494	$1,289
Loss before income taxes	$(3,000)	$(250)	$(5,494)	$(1,289)
Income tax expense	—	—	—	—
Net loss	$(3,000)	$(250)	$(5,494)	$(1,289)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	4,985,682	20,000,000	10,874,296	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept 30, 2018	Sept 30, 2017

OPERATING ACTIVITIES
Net loss	$(5,494)	$(1,289)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	$5,494	$1,289

Changes in Operating Assets and Liabilities:
Accrued liabilities	$(1,000)	$—
Net cash provided by (used in) operating activities	$(1,000)	$—
Net cash provided by (used in) sale of stock	$190,369	$—

Net increase in cash Cash, beginning of period	—	—
Cash, end of period	$189,369	$—
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$—	$—
Interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancelation of Common shares	$(1,962)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2018

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc. (formerly Thicket Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $189,369 in cash and $nil cash equivalents as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018 and December 31, 2017, respectively.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2018

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

September 30, 2018

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $5,494 for the nine months ended September 30, 2018. The Company had working capital of $189,369 and an accumulated deficit of $10,345 as of September 30, 2018 and an accumulated deficit of $4,851 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from capital or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, the Company had accrued professional fees of $nil and $1,000, respectively.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2018

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, and December 31, 2017, there were 4,970,418 and 20,000,000 shares of common stock. As of September 30, 2018, and December 31, 2017, no shares of preferred stock were issued and outstanding, respectively.

On December 7, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. On April 18, 2018, 19,500,000 of those shares were cancelled and 4,500,001 new shares were issued at par for cash.

In August 2018, the Company sold 66,501 shares of common stock ranging in price from $.0004 to $5.00 for a total of $140,226 to 28 unrelated parties.

In August 2018, the company cancelled 120,000 shares of common stock at par for a total of $12 from 3 unrelated parties.

In September 2018, the Company sold 23,916 shares of common stock ranging in price from $.01 to $5.00 for a total of $48,705 to 11 unrelated parties.

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

Since the change in control, the Company has had no operations nor has it engaged in any business activities generating revenues.

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

The Company has undertaken a private offering of its securities pursuant Section 506(b) of the Securities Act of 1933 as an exemption from registration of securities under such Act. The Company offered its shares of common stock to an unlimited number of accredited investors and no more than 35 non-accredited investors. The Company did not set a minimum nor maximum number of shares available for sale pursuant to such private placement of its securities. The private offering concluded at the end of the period covered by this report.

As of September 30, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $5,494 and an accumulated deficit of $10,345 for the nine months ended and as of September 30, 2018, respectively.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2018

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

September 30, 2018

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

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

On December 7, 2016, the Company issued the following shares of its common stock at par for services rendered to the Company:

Name	Number of Shares

James Cassidy	10,000,000
James McKillop	10,000,000

On April 18, 2018, 19,500,000 of those shares were cancelled by the two shareholders.

On April 19, 2018, the Company issued the following shares of common stock at par for cash and expenses:

Sompong Sooksanguan	50,000
Jadesadang Khunnathamsathapon	10,000
Chonnipa Sawangphakdee	100,000
Robert Buss	20,000
Thanate Phuenghua	30,000
Pholchai Jittivilailux	10,000
Zell Mills	10,000
John Agra	60,000
Elvin Hancock	10,000
Michael Axelrod	50,000
Patterson Consolidated, LLC (Arizona)	2,500,000
Patterson Holdings, Inc. (Wyoming)	1,650,001

The issuance of said shares constituted a change in control. Clayton Patterson and Harold Patterson were elected as directors and Clayton Patterson was appointed as the President and Secretary of the Company and Harold Patterson was appointed as the CFO. Clayton Patterson is the 100% owner of Patterson Consolidated, LLC and Harold Patterson is the 100% owner of Patterson Holdings.

During the quarter, the Company sold 90,417 shares of common stock ranging in price from $.0004 to $5.00 for a total of $188,931 to 39 unrelated parties and cancelled 120,000 shares of common stock at par for a total of $12 from 3 unrelated parties.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2018

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

Dated: November 15, 2018