Form 10-K
period 2018-12-31
UNITED CAPITAL CONSULTANTS INC.
filed 2019-04-15
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55740

UNITED CAPITAL CONSULTANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4625084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3210 E. Coralbell Ave.

Mesa, AZ 85204

(Address of principal executive offices)

Issuer’s telephone number: 480-666-4116

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

 Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

 Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes  ☐ No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 15, 2019, there were 4,470,418 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “UCC” refer to United Capital Consultants, Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identifies forward-looking statements. These forward-looking statements are based on our management’s expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

United Capital Consultants, Inc. (“UCC” or the “Company”) was incorporated as “Thicket Sound Acquisition Corporation” on December 7, 2016 under the laws of the State of Delaware. In April 2018, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Thicket Sound Acquisition Corporation to United Capital Consultants, Inc.

The Company is located at 3210 E. Coralbell Ave., Mesa, AZ 85204. The Company’s main phone number is 480-666-4116. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Background

The Company has a limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

The Business: Business Development and Management Consulting Services

Summary of the Business

United Capital Consultants, Inc. (“United Capital Consultants,” “UCC” or the “Company”) is a business development and management consulting company. UCC specializes in supporting the development and growth of its clients through counsel, training, and other support. UCC accepts clients in a variety of industries based on their potential for growth and profitability. Our team then supports the clients in evaluating and improving their business plans, management methods, and methods of raising additional capital. The mission of United Capital Consultants is to assist in the development of businesses with the highest opportunity for growth by providing essential counsel and advice to maximize growth. United Capital Consultants ensures its success by targeting a large, niche market with specific needs. Consultants can be hired; but we believe that they often do not have the care or provide the level of support necessary to provide true growth.

Of entrepreneurial background themselves, the founders of United Capital Consultants are aware of both the immense potential, and the extreme challenges involved in growing a business. The Company has been established to offer much needed catalysts to companies who have all of the components of a successful business. Growth, a sign of success, can be a challenge and a burden to companies, forcing them to reevaluate their structure and policies. UCC supports its clients in these evaluations, and the resulting decisions, plans, and execution. When such rapid growth occurs, there often is insufficient capital to pursue every worthy opportunity that becomes available. UCC assists its clients in evaluating and selecting the best opportunities and provides counseling and advice on the best ways to obtain financing for projects. These synergistic catalysts allow its clients to grow and expand and create optimum value for UCC and its shareholders.

United Capital Consultants will provide reliable advice and assistance to support its clients as they work to grow and expand their enterprises. Fees are negotiated on a case by case basis and may include cash payment or discounts to equity investment by UCC. By providing access to immediate capital in exchange for equity and providing counsel to assist in obtaining additional capital, we believe that we can assist our clients in achieving maximum growth. The mission of United Capital Consultants is to assist in the development of businesses with the highest opportunity for growth by providing essential counsel and advice to maximize growth.

Keys to Success

United Capital Consultants intends to ensure its success by targeting a large, niche market with specific needs. Venture Capital firms often provide capital, but we believe that most have very undesirable terms and their version of “support” usually involves surrendering a great deal of control to them. We believe that United Capital Consultants will solve these issues by providing key support and advice to help our clients grow without exerting excessive control over operations. We believe that UCC can typically provide better terms than venture capital firms. UCC will also not be bound by typical geographic and cultural barriers due to its focus on building a diverse international team. We believe that this allows exposure to both established and emerging markets. The following are key aspects to UCC that we believe will allow it to secure opportunities that will build value for shareholders.

Industry Expertise

UCC intends to build a team of selected industry experts who have experience in their own fields and in general business development. As growth is achieved and opportunities emerge, additional industry experts will be brought onboard to assist with clients in their industry of expertise. UCC intends to build a team of industry experts from the following industries:

●	Agriculture
●	Automotive
●	Commercial and Cargo Airlines
●	Construction and Engineering
●	Conventional Energy Generation
●	Electricity Utilities
●	Finance
●	Hospitality and Tourism
●	Public Transit
●	Real Estate Development
●	Renewable Energy Generation
●	Telecommunications

The diversity and expertise of UCC’s team will allow it to provide a variety of perspectives to its clients. Utilizing the first-hand experience of various team members will grant clients access to resources that will help them reach the goals they set with UCC.

Language and Culture

UCC’s team will unite experts from multiple cultural backgrounds who speak local languages providing numerous benefits:

●	Access to and ease in coordinating with clients in a variety of markets, providing geographic diversity
●	Ability to avoid hurdles and promote domestic and international growth for clients through understanding of cultural challenges in specific areas of different countries
●	Ease in negotiating and coordinating with governments, the business community, and potential partners
●	Opportunity to assist clients’ expansions into new markets
●	Capability in promoting clients’ products based on specific demographic target markets

Relationships with Business and Government Leaders

UCC’s team will have invested time and resources into studying various markets in and developing relationships in those regions. As plans are made for expansion, said model can be repeated. United Capital Consultant’s management team intends to establish rapport with government officials and business leaders in various parts of the world, including:

●	Heads of State
●	Ministers, Vice Ministers, Director Generals, and Department Heads from various ministries
●	Members of Parliament/Congress
●	Governors and other state level leaders
●	Members of Board of Governors and Board of Directors for various state-owned companies
●	Provincial/county/city leaders, including executives, planners, and others
●	Other relevant national and local leaders
●	SME, SBA, and other similar business organizations
●	National, state, and city Chambers of Commerce
●	Various private business executives and owners
●	Board members and officers of public companies

Quality of staff

United Capital Consultants intends to build a team of experts ready to engage its clients. Skilled staff; including various consultants and specialists, from the United States, Europe, and Asia will be available to support our clients. Each client will have a point of contact specifically chosen for them based on their location, culture, language, and needs. That point of contact will coordinate with our industry specific specialists and other relevant team members. This model is designed to ensure the highest level of quality and care for our clients to assist them in achieving their goals and provide returns for our shareholders. United Capital Consultant’s network will include a number of firms and individuals throughout the world. As we investigate clients in various countries, we will ensure that we have local personnel available to provide country-specific insight and expertise as needed. In addition to quality personnel, UCC will establish partnerships and relationships with a variety of firms to ensure quality and effectiveness. By carefully selecting quality firms as partners, we believe that UCC will increase its ability to support the needs of its clients. We believe that this method not only expands our reach and ability, but limits our liability and overhead.

Strategy and Implementation

United Capital Consultants plan of implementation is one of risk mitigation. UCC has also identified and adopted risk mitigation strategies as follows:

●	Mitigation of Exchange Rate Fluctuations: Working internationally presents the risk of exchange rate fluctuation. Negotiations with clients may in some cases allow for payment in US dollars. In large projects where the government is involved, UCC’s management team has previously negotiated contracts in US dollars and intends to replicate those models. UCC has met with Merrill Lynch and Bank of America representatives regarding an international cross-currency account that can provide an opportunity to utilize and profit on currency diversity as opposed to being threatened by it.

●	Political Unrest Mitigation: Regime changes and other political unrest are detrimental to industry, commerce, and the overall economy of nations. It can also lead to concerns over enforcement of contracts. By dealing with independent businesses, we are able to mitigate the risk of political unrest. Additionally, we intend to achieve significant geographic diversity to provide protection from any national or regional unrest or economic instability that may arise. To further mitigate risk, we plan on obtaining Political Risk Insurance from the Overseas Private Investment Corporation.

●	Natural Disasters Risk Mitigation: Natural disasters can damage or destroy facilities and bring operations and entire economies to a halt, significantly harming cash flow.In addition to surveying and identifying the lowest risk opportunities available, UCC will mitigate risk with appropriate insurance when applicable.

With these strategies in place, UCC can execute its plan of implementation by beginning operations with existing clients, including increased investments to maximize cash flows. Once time and financial commitments made to existing clients have reached a point of maximum value and minimum risk (based on our analyst team’s evaluation), we will focus on accepting new clients. Clients will be chosen and accepted one at a time until cash flow and personnel are adequate to support more accelerated growth. The same pattern will be followed where potential returns are maximized with the client before taking on new ones.

We believe that our model is different than others available to businesses, and it will provide a variety of services to our clients to maximize their potential, consequently maximizing our returns. Our ultimate goal is to grow into a worldwide operation that receives and reviews new client applications daily so as to maximize our influence in supporting businesses and create the best returns possible for our shareholders.

Products and Services

United Capital Consultants will individually tailor service packages for its clients based on their needs and desire and our analysis of their business. Below are examples of services we provide:

General Business Evaluation

The first step to evaluate the business to determine its current direction, its potential, and how best to proceed. This will be a standard part of each customer’s package. This evaluation will include a market analysis facilitated by UCC’s analyst team.

Vision, Goals, and Plans Workshop and Follow-Up Program

Once the evaluation is complete, our staff will work with management to establish the long term vision and goals for the company. UCC will help them to examine those goals, determine what is realistic, and then establish a flexible, long term action plan. Because things always change, there will be regular follow ups, which will be opportunities for management to be accountable to themselves and to reexamine and adjust goals and plans when necessary.

Management Consult/Training

When people know what they want to do, the next step is to make sure they have the tools to do it. Our team will provide ongoing counsel and training as appropriate to ensure that management is properly equipped to do all that they set out to do.

Business Plan Review/ Editing / Drafting

One specific tool that management of most companies will certainly need is a business plan. UCC will help to draft the business plan and provide a review to ensure its viability in execution and use in fundraising. Depending on the target audience, the business plan will be adjusted for cultural, social, and language expectations unique to the target audience/market. If there is not an existing business plan, UCC may assist in drafting one.

Project Proposal Review/Drafting

Beyond general business plans, specific projects require their own well drafted plans/proposals to help get off the ground. If a company intends to self-fund, they need to analyze the project and ensure it is worth the investment and that they have the best possible execution plan. If they intend to obtain financing, the same is even truer as they will have to convince others of the value of the project. Depending on the target audience, the proposal will be adjusted for cultural, social, and language expectations unique to the target audience/market. If there is not an existing project proposal, UCC may assist in drafting one.

Project Finance Planning and Consultation

More often than not, companies simply do not have sufficient cash to fund every project. When UCC assists in the review or drafting of a project proposal, in cases where the client intends to obtain financing, that service will be accompanied by the Project Finance Planning and Consultation. From the planning stages, UCC will help assess feasibility, evaluate necessary components, including legal structure, off-take agreements, and other vital elements of the project finance project.

Business Development Consult and Services

Business development is a vital part of growth. Whether our clients seek to expand into a new market or industry, or simply increase their market share, we will help them achieve their goals with business development support. Be it identifying new markets or industries, studying them, or preparing to enter, UCC’s team of experts and business network can assist.

Business Expansion Networking and Planning

As a supplement to Business Development Consultation and Services, UCC will assist its clients as they seek to network and build new opportunities. With each new client, the pool grows larger. UCC will utilize existing relationships and assist its clients in developing new ones to promote synergistic strategic alliances to assist in strengthening the client.

Industry/Project Specific Evaluations and Staff Trainings

Everybody can improve, and training needs to be tailored to each specific industry and company. UCC can facilitate industry specific training for all levels of its clients’ organizations.

Financing/Credit Building Counsel

Insufficient cash flow is the biggest restraint to growth and highest cause of failure in businesses. Credit lines, loans, and other resources are crucial to growth and overcoming periods of difficulty. As it becomes more and more difficult to obtain loans and credit lines, UCC’s counsel and guidelines will help its clients to strategically plan their finances, create financial relationships, and build credit.

General Capital Raising Consultation

UCC believes in thinking outside the box. We don’t like to tell our clients “no”. If an idea will not work we will offer an alternative. When it comes to raising capital, whether with debt, equity, or any combination thereof, UCC helps its clients identify conventional and unconventional methods so as to obtain sufficient capital to grow according to the clients goals.

Direct Investment When Appropriate

UCC believes in its clients; it only accepts clients with true potential for growth. We also believe in our own ability to help our clients succeed. Therefore, when appropriate, UCC may directly invest in its clients businesses via debt or equity. This practice allows us to “put our money where our mouths are” and provide tools to our clients and returns to our shareholders.

Proxy Business Activities

When appropriate, UCC may engage in business activities through its client/subsidiaries or in related business activities that overlap those interests.

Other Custom Services as Appropriate

No businesses are exactly alike, neither are their needs. UCC stands ready to provide customized services to clients. We view each client individually and strategically plan how to help them with their specific needs.

Plan of Operation and Locations

United Capital Consultants’ primary office is located at 3210 E. Coralbell Ave., Mesa, AZ 85204. Satellite offices and work sites will be maintained near the offices of our clients. In some cases, our consultants and specialists will work directly from the client’s office to more conveniently facilitate our services. Initially, most of our clients will be located in the United States and Southeast Asia. Our team is prepared to expand into other parts of the Americas and Asia, Europe, and Africa. Decisions to expand will be made based on the opportunities provided by working with specific clients. As expansion will not create significant overhead or operating expenses, the determining factor will simply be the opportunities presented by prospective clients.

Current Clients

Below are lists of current clients, organizations with which UCC has executed agreements to provide management consulting services. This list is not exhaustive and do not include potential clients with which UCC has not yet entered into definitive agreements.

United Utilities Authority, Ltd.

On July 18, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with United Utilities Authority, Ltd., a company based in Thailand (“UUA”), to provide management consulting services (the “UUA Agreement”). UUA is a private utility located in Thailand that emphasizes renewable energy projects. UCC has been engaged by UUA to assist in management consulting and to prepare for expansion as UUA begins projects in developing countries. In exchange for the services to be rendered to UUA, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of UUA. The UUA Agreement will remain in effect for a term of ten (10) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of three (3) years each until terminated. The UUA Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

Prochongkij Kornchong

On July 19, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with Prochongkij Kornchong, a company based in Thailand (“Prochongkij”), to provide management consulting services (the “Prochongkij Agreement”). Prochongkij Kornchong is metal fabrication company located in Thailand. UCC has been engaged by Prochongkij to assist in management consulting and the expansion of Prochongkij’s facilities as Prochongkij begins to expand its operations. In exchange for the services to be rendered to Prochongkij, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of Prochongkij. The Prochongkij Agreement will remain in effect for a term of two (2) years unless otherwise terminated. The Prochongkij Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company.

VARS Co. Ltd.

On July 18, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with VARS Co. Ltd., a company based in Thailand (“VARS”), to provide management consulting services (the “VARS Agreement”). VARS is a government EPC contractor specializing in high and low voltage electricity and communications infrastructure and substations. They are currently negotiating contracts for projects significantly larger than they have completed in the past. As a result, they see a need for increased capital and training/preparation for their management team. UCC has been engaged by VARS to assist in management consulting and assistance in obtaining financing. In exchange for the services to be rendered to VARS, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of VARS. The VARS Agreement will remain in effect for a term of five (5) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of two (2) years each until terminated. The VARS Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company.

Strategic Partners

Teaming Agreement between United Capital Consultants, Inc. and MAV Capital SLLC

On November 11, 2018, United Capital Consultants, Inc. (“UCC” or the “Company”) entered into a Teaming Agreement with MAV Capital SLLC, a company based in Illinois (“MAV”), to establish the basis for a teaming relationship under which the parties will work together for the purpose of providing advice in connection with and facilitating the development and funding of projects introduced by the parties in the Southeast Asia and Oceania regions (the “Projects”).

Under the Teaming Agreement, UCC shall: (1) procure Projects, internally originated or through an independent sales force; (2) provide consulting services and prepare a working draft of Pro Forma financial statements indicating the anticipated investment returns factoring in local incentives and/or obligations such as tax and VAT; (3) provide spreadsheet outlining all anticipated Project CapEx and anticipated Project funding requirements; (4) facilitate the finalization and execution of all relevant power purchase and/or leasing agreements, site control lease or purchase contracts, interconnection agreements and other required documentation; (5) provide advice, make introductions and/or otherwise make arrangements for each Project’s funding requirements; and (6) provide any and all other responsibilities customary for parties acting as “Co-developers” of each Project and MAV shall: (1) procure “bankable” Prime EPC contractor with sufficient bonding and insurance appropriate to the system size (“nameplate capacity”) of the Project(s); (2) procure construction and debt financing for the Project at an initial debt-to-equity ratio of between 85/15 and 90/10 assured through Sinosure, if necessary (each a “Debt Financing”); and (3) provide any and all other responsibilities customary for parties acting as “Co-developers” of each Project.

In exchange for the services to be provided under the Teaming Agreement, MAV shall receive fees equal to Four percent (4%) of total Debt Financing procured by MAV in connection with each Project (the “MAV Fees”). MAV hereby agrees that the MAV Fees will be converted into shares of the common stock of UCC at a conversion rate equal to the current market trading price per share of UCC’s common stock at the time of completion of each Project that is financed successfully. The conversion of the MAV Fees into shares of the common stock of the Company will be evidenced by separate stock purchase agreements containing customary representations as to the suitability of the Parties to enter into such agreements.

The Teaming Agreement will remain in effect for successive one year periods unless earlier terminated. Each party may terminate the Teaming Agreement upon 30 days’ written notice to the other party; provided, either party shall have the right to immediately terminate the Teaming Agreement if the Teaming Agreement is no longer lawful or if the other party commits any of the following events of default: (1) an intentional act of fraud, gross negligence or any other material violation of law; (2) intentional damage or misrepresentation of the non-breaching party’s brand or reputation; (3) intentional disclosure of the non-breaching party’s Confidential Information; or (4) a material breach of the Teaming Agreement, or any other agreements entered into between the parties, that is not cured within 15 days’ of written notice to the breaching party from the non-breaching party.

MAV Capital SLLC is a private company located in Illinois that has extensive knowledge and experience in originating, developing and funding renewable energy projects. MAV has relationships with equity and capital vendors, international EPC contractors, equipment suppliers, project debt financiers, insurance and risk mitigation agents and has significant experience in project management and other project related expertise. MAV also has access to Projects in various stages of development around the world that we believe may be of interest to UCC.

The Market

Hundreds of thousands of businesses are started each year in the United States alone. Over 50% of American small businesses fail in the first 4 years. Failure rates dramatically increase with each year that a business survives. 82% of American businesses that fail do so because of cash flow problems. Cash flow and access to capital is also a leading challenge for foreign businesses. Amongst other leading causes of failure for businesses are lack of experience and insufficient management skills/structure. United Capital Consultants’ target market includes well established companies with the potential and desire for growth. Assuming that 50% of US businesses fail within 4 years, those that survive beyond this point increase their odds of longevity with each year; therefore, UCC will work primarily with businesses with at least 5 years of healthy operating history. One of the leading causes of failure in businesses is incompetent management.

UCC will focus on clients with existing businesses and cash flows that have capable management and provide services to ensure that management can operate successfully clients. Using statistics, market research, and individual evaluations, United Capital Consultants can identify the companies with the highest potential for growth. Once companies are accepted as clients, UCC will perform business evaluations to identify weaknesses which will be strengthened through training, consultations and other necessary assistance. UCC will acquire equity providing much needed capital injections and providing opportunities for returns. Equity positions may be obtained via cash purchase or share swaps. UCC’s equity positions will typically be accompanied by profit sharing/dividend clauses in shareholder agreements, providing much needed cash flow. UCC will initially focus on expansion via management’s existing relationships, which will provide several dozen potential clients.

UCC targets clients in geographic markets and in industries with high growth potential and stability. UCC performs market analysis on geographic markets and industries of potential clients. Team members with background in said market will act as point of contact with the client for ease with cultural and language boundaries and will coordinate with team members with industry specific expertise. UCC gives special preference to clients with potential to strategically partner with existing clients.

Marketing Strategy

United Capital Consultants does not plan on utilizing any conventional advertising. During the inception stage of the company, we have obtained commitments from clients to work with UCC. We believe that every successful client is a link to several new ones. We believe that referrals from existing clients and management should provide adequate business for at least two years. Should ever there be a lull in interested clients, UCC will initiate an internet campaign via social media and other online sources.

Competition

UCC is approaching a significant niche in world markets. We believe that there are few organizations with an approach that is similar to UCC. Below is an outline of the types of companies who could act as competition; provided, however, we believe that UCC’s unique approach sets it apart from the competition by focusing on a target market that is often overlooked and providing a combination of services that would typically require multiple types of firms.

Conventional Consulting Firms

Conventional consulting firms may potentially provide the same services as UCC. In some cases, they may even provide consulting services beyond what UCC provides. The primary difference is that such firms do not typically have a long term vested interest in the success and well-being of the Company. They typically charge a cash fee, provide services, and are gone. For clients who simply need the specific services, conventional consulting firms would probably be a more logical choice. For clients looking for long term, comprehensive support, UCC carries a clear advantage.

Venture Capital Firms

Many venture capital firms will provide similar services to UCC in that they may assist in management, provide investment, and assist in identifying and raising other capital. Typically, when involved in management, venture capitalists will become involved in management themselves whereas UCC will provide support to existing management. Venture capitalists also do not typically provide the level of consulting services that UCC does. For start-ups or extremely new businesses, venture capital has an advantage, as UCC emphasizes companies with a proven track record or potential and capable management (as UCC intends to support management, not be management). For more stable businesses looking to grow (UCC’s primary target market), UCC has a number of advantages.

Pricing

United Capital Consultants operates on a philosophy of sustainability. Therefore, pricing will be determined on a “cost-plus” basis. UCC will determine all expenses related to the clients services, plus 5-10% for overhead and management expenses and 15-20% for profits. When obtaining equity in exchange for services, UCC will seek to obtain said equity at a significant discount. We believe that these pricing principles will allow UCC to adhere to its cash flow positive policy, ensure profitability, and provide quality services to its clients.

Equipment Financing

The Company has no existing equipment financing arrangements.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

THE COMPANY

Change of Control

United Capital Consultants, Inc. (“UCC” or the “Company”) was incorporated as “Thicket Sound Acquisition Corporation” on December 7, 2016 under the laws of the State of Delaware. In April 2018, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Thicket Sound Acquisition Corporation to United Capital Consultants, Inc.

The Company is located at 3210 E. Coralbell Ave., Mesa, AZ 85204. The Company’s main phone number is 480-666-4116. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Intellectual Property

At present, the Company does not possess any intellectual property protection. The Company may decide in the future to pursue efforts to protect its intellectual property, trade secrets and proprietary methods and processes.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Employees

Currently, the Company has 2 part-time employees, who have agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Subsidiaries

The Company has no subsidiaries.

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i)    the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)   the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii)  the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)  the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)    audited financial statements required for only two fiscal years;

(ii)   selected financial data required for only the fiscal years that were audited;

(iii)  executive compensation only needs to be presented in the limited format now required for smaller reporting companies.

(A   smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Reports to Security Holders

In January 2017, the Company (as Thicket Sound Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001693696.

PLAN OF OPERATION

Business Plan and Potential Revenue

United Capital Consultants, Inc. (“United Capital Consultants,” “UCC” or the “Company”) is a business development and management consulting company. UCC specializes in supporting the development and growth of its clients through counsel, training, and other support. UCC accepts clients in a variety of industries based on their potential for growth and profitability. Our team then supports the clients in evaluating and improving their business plans, management methods, and methods of raising additional capital. The mission of United Capital Consultants is to assist in the development of businesses with the highest opportunity for growth by providing essential counsel and advice to maximize growth. United Capital Consultants ensures its success by targeting a large, niche market with specific needs. Consultants can be hired; but they often do not have the care or provide the level of support necessary to provide true growth.

Of entrepreneurial background themselves, the founders of United Capital Consultants are aware of both the immense potential, and the extreme challenges involved in growing a business. The Company has been established to offer much needed catalysts to companies who have all of the components of a successful business. Growth, a sign of success, can be a challenge and a burden to companies, forcing them to reevaluate their structure and policies. UCC supports its clients in these evaluations, and the resulting decisions, plans, and execution. When such rapid growth occurs, there often is insufficient capital to pursue every worthy opportunity that becomes available. UCC assists its clients in evaluating and selecting the best opportunities and provides counseling and advice on the best ways to obtain financing for projects. These synergistic catalysts allow its clients to grow and expand and create optimum value for UCC and its shareholders.

United Capital Consultants will provide reliable advice and assistance to support its clients as they work to grow and expand their enterprises. Fees are negotiated on a case by case basis and may include cash payment or discounts to equity investment by UCC. By providing access to immediate capital in exchange for equity and providing counsel to assist in obtaining additional capital, we can assist our clients in achieving maximum growth. Shareholder agreements will include a profit-sharing or dividend clause to provide cash flow for UCC. This, in conjunction with the growth of value of the equity UCC obtains with its clients, will allow for increased growth and expansion with existing and new clients. This program will help promote growth for our clients and optimum returns for our shareholders.

Our next 13 months of operations will be dedicated to working with United Utilities Authority and VARs in developing their businesses per our respective services agreement with these firms. It is anticipated that UCC will acquire significant stakes in either UUA or its operating assets, creating recurring cash flows for UCC. Our initial milestones include executing an agreement with a Chinese EPC/debt funding partner (TMEE) (which we expect will be finalized within 2 months) and executing agreements for construction of the first commercial solar rooftop lease systems (which we expect will be finalized within 3 months). We then intend to begin construction of those initial projects (within 4 months), complete them (which we expect will be finalized within 5 months) see initial cash flows from them (which we expect will be finalized within 6 months) and begin repeating the process in overlapping, recurring tranches. This may require us to hire a project manager at the start of construction and a salesperson at the completion of the first project to assist in further building the pipeline. This process will support UUA and VARS while building a balance sheet and recurring revenues for UCC as well. Per our services agreement with Prachongkij, we will continue to support Prachongkij as they prepare to initiate a public offering with existing personnel and resources on an ongoing basis throughout the next year.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive office is located at 3210 E. Coralbell Ave., Mesa, AZ 85204. Management permits the Company to use these premises at no cost to the Company. Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company’s securities.

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

Stockholders

As of April 15, 2019, were approximately 50 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2018, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the industry of our Company’s business, the success of our operations, marketing and sales activities, vigorous competition in the industry of our Company’s business, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

United Capital Consultants, Inc. (formerly “Thicket Sound Acquisition Corporation”) (“UCC” or the “Company”) was incorporated on December 7, 2016, under the laws of the state of Delaware. The business purpose of the Company is to provide business development and management consulting services.

The Company originated as a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012; provided, as of July 2018, the Company has commenced operations by entering into a series of agreements to provide management consulting services and has ceased to be a “shell company,” as that term is defined in Rule 12b-2 of the Securities Exchange Act.

On April 19, 2018, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance of 4,500,001 shares of common stock to a group of investors, at a purchase price of $0.0001 per share. Messrs. James Cassidy and James McKillop, the then officers and directors of the Company, resigned and Clayton Patterson and Harold Patterson were named as its officers and directors. Pursuant to the change in control, the Company changed its name to United Capital Consultants, Inc. The Company filed Current Reports on Form 8-K to disclose the change of control and the change of name.

As of December 31, 2018, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. At December 31, 2018, the Company had sustained a net loss of $21,144 and had an accumulated deficit of $25,995. However, the Company has entered into agreements with several customers to provide management consulting services in furtherance of its business model.

For the period ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2018, the Company posted revenues of $0 and general and administrative expenses of $21,144. The Company had $0 in interest and income tax expense, resulting in a net loss of $21,144.

Liquidity and Capital Resources

The Company had a cash balance of $175,219 as of December 31, 2018.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated no revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2019.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. Until such time that the Company’s registration statement becomes effective with the SEC, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

The Company generated no revenues during either of the years ended December 31, 2018 or 2017. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the year ended December 31, 2018, the Company posted operating expenses and net loss of $21,144. In contrast, during the year ended December 31, 2017, the Company posted operating expenses and net loss of $1,539. The increase in operating expenses is attributable to increased costs related to the initial formation and continued the operations of the Company, as well as the stock issuances and change of control referenced above.

During the years ended December 31, 2018 and 2017, the Company used $14,150 and $0, respectively, in operating activities and $0 in investing activities. The Company generated $189,369 and $0, respectively, from financing activities, which consisted of proceeds received from the issuance of common stock.

The Company had a cash balance of $175,219 and $0 as of December 31, 2018 and 2017, respectively.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company expects to generate revenue from selling its business development and management consulting services.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

BASIS OF PRESENTATION

The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity, and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $175,219 and $0 in cash and cash equivalents as of December 31, 2018 and 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 or 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, and 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Such amounts are excluded it anti-dilutive. As of December 31, 2018, and 2017, there were no outstanding potentially dilutive securities.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 9, 2018, the Company dismissed KCCW Accountancy Corp. (“KCCW”) as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group, as its new independent registered accounting firm.

Since KCCW’s appointment as our independent registered accounting firm on December 29, 2016 and through August 9, 2018, which included its audit of our financial statements for the year ended December 31, 2017, there were (i) no disagreements between the Company and KCCW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of KCCW, would have caused KCCW to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During year ended December 31, 2017, and in the subsequent interim period through August 9, 2018, the Company has not consulted with KCCW regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that KCCW concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we had failed to adequately invest in personnel and systems to accumulate, record and properly report on our results of operations.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was ineffective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Position	Year Commenced
Clayton Patterson	President, Secretary & Director	2018
Harold Patterson	Chief Financial Officer & Director	2018

Clayton Patterson

President, Secretary & Director

Clayton Patterson serves as President, Secretary, and a director of the Company. Since 2016, Mr. Patterson has served as the Chief Executive Officer of United Utilities Authority Co., Ltd., which operates in Southeast Asia as a private utility. As CEO, Mr. Patterson negotiates with local and national leaders to obtain agreements to study and implement projects. Mr. Patterson is currently managing pre-feasibility studies with the Ministry of Energy and Mines in Laos. Since 2013, Mr. Patterson has also worked as Chief Financial Officer of Patterson Enterprises, Inc. at which he oversees overall growth and management of the company and subsidiaries which perform multi-million dollar construction projects. He also oversees hiring, management and payroll of a core crew of 45 employees and 120 independent contractors. From February 2011 to April 2013, Mr. Patterson was a full time missionary in Thailand performing various community service projects and serving in a variety of leadership capacities. He taught weekly English classes to over 145 students. Mr. Patterson is fluent in three dialects of Thai and one dialect of Laos.

Harold Patterson

Chief Financial Officer & Director

Harold Patterson serves as Chief Financial Officer and a director of the Company. Since 2005, Mr. Harold Patterson has served as Chief Executive Officer of Patterson Enterprises, Inc. at which he manages all company personnel, sub-contractors, and all phases of the building process for multi-million dollar projects. He has implemented the long and short term goals of the company and acted as a liaison on behalf of owners and clients in the acquisition of capital for project funding. He has successfully managed bidding numerous multi-million dollar projects. From 2001 to 2003, Mr. Patterson served as a full time missionary in Paraguay serving in a variety of leadership and community service projects. He taught English to over 100 students in Paraguay and in Arizona. Mr. Patterson is fluent in Spanish and Guarani.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Registrant’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Registrant, either directly or indirectly. Based on this review, the board currently has no independent directors.

Term of Office

Each director serves for a term of one year and until his successor is elected at the Annual Shareholders’ Meeting and is qualified, subject to removal by the shareholders.   Each officer serves for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified. Each member of the Advisory Board serves at the discretion of the Board of Directors.

Family Relationships

Clayton Patterson, the President, Secretary and a Director of the Company, and Harold Patterson, the Chief Financial Officer and a Director of the Company, are brothers.

Indemnification of Officers, Directors, Employees and Agents

The Certificate of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (I) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation’s by-laws, any agreement, vote of shareholders or otherwise.

The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Identification of Significant Employees

The Company currently has two full-time employees, not including independent sales consultants.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

●	Registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Board of Directors can adequately perform the functions of such committees.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation paid by the Company for the fiscal years of 2018 and 2017.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) I	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Clayton Patterson (1)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
Harold Patterson (2)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
James Cassidy (3)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
James McKillop (4)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

To date, the company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management. The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2018.

(1)	Clayton Patterson is the Company’s President, Secretary and a Director.
(2)	Harold Patterson is the Company’s Chief Financial Officer and a Director.
(3)	James Cassidy is the former President, Secretary and Director of the Company.
(4)	James McKillop is the former Vice President and Director of the Company.

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

Employment Agreements

The Company shall enter into and maintain customary employment agreements with each of its officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2018, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Security Ownership of Officers, Directors and Certain Beneficial Holders

Name and Address of Beneficial Owner	Title of class	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Clayton Patterson (2) (3)	Common Stock	2,500,000	(4)	50.30%
Harold Patterson (2)(5)	Common Stock	1,650,001	(6)	33.20%
James Cassidy(7)(8)	Common Stock	250,000	(9)	5.02%
James McKillop(8)(10)	Common Stock	250,000	(11)	5.02%

(1)	Based upon 4,970,418 shares outstanding as of December 30, 2019.
(2)	The address of the Company’s Officers and Directors is 3210 E. Coralbell Ave., Mesa, AZ 85204.
(3)	Clayton Patterson is the Company’s President, Secretary and a Director.
(4)	Clayton Patterson is the beneficial owner of 2,500,000 shares of the Company’s common stock, comprised of 2,500,000 shares held by Patterson Consolidated, LLC, which is a company that is controlled by Mr. Clayton Patterson.
(5)	Harold Patterson is the Company’s Chief Financial Officer and a Director.
(6)	Harold Patterson is the beneficial owner of 1,650,001 shares of the Company’s common stock, comprised of 1,650,001 shares held by Patterson Holdings, Inc., which is a company that is controlled by Mr. Harold Patterson.
(7)	James Cassidy is a former officer and director of the Company.
(8)	This individual’s address is located at 9454 Wilshire Boulevard, Suite 612, Beverly Hills, California 90212.
(9)	James Cassidy was the beneficial owner of 250,000 shares of the Company’s common stock as of December 31, 2019. These shares were subsequently repurchased by the Company in February 2019.
(10)	James McKillop is a former officer and director of the Company.
(11)	James McKillop was the beneficial owner of 250,000 shares of the Company’s common stock as of December 31, 2019. These shares were subsequently repurchased by the Company in February 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Clayton Patterson, an officer and director of the Company, is the beneficial owner of 2,500,000 shares of the Company’s common stock, comprised of 2,500,000 shares held by Patterson Consolidated, LLC, which is a company that is controlled by Mr. Clayton Patterson.

Harold Patterson, an officer and director of the Company is the beneficial owner of 1,650,001 shares of the Company’s common stock, comprised of 1,650,001 shares held by Patterson Holdings, Inc., which is a company that is controlled by Mr. Harold Patterson.

On July 18, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with United Utilities Authority, Ltd., a company based in Thailand (“UUA”), to provide management consulting services (the “UUA Agreement”). UUA is a private utility located in Thailand that emphasizes renewable energy projects. UCC has been engaged by UUA to assist in management consulting and to prepare for expansion as UUA begins projects in developing countries. In exchange for the services to be rendered to UUA, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of UUA. The UUA Agreement will remain in effect for a term of ten (10) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of three (3) years each until terminated. The UUA Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our directors, Clayton Patterson and Harold Patterson, are also executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

On August 9, 2018, the Company dismissed KCCW Accountancy Corp. (“KCCW”) as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group (“Pinnacle”), as its new independent registered accounting firm.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,500 with KCCW and $1,500 with Pinnacle during fiscal year ended December 31, 2018, and $1,000 with KCCW during fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal years ended December 31, 2018 and 2017.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended December 31, 2018 and 2017.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended December 31, 2018 and 2017.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and December 31, 2017

Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Notes to Financial Statements

EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.2	Bylaws (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed January 18, 2017)
10.1	Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.2	Client Consulting Agreement between United Capital Consultants, Inc. and Prochongkij Kornchong(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.3	Client Consulting Agreement between United Capital Consultants, Inc. and VARS Co. Ltd.(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.4	Teaming Agreement between United Capital Consultants and MAV Capital (filed as an exhibit to the Form 8-K dated November 16, 2018)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2019.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title: President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2019.

By:	/s/ Clayton Patterson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Treasurer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Clayton Patterson	Director	April 15, 2019

/s/ Harold Patterson	Director	April 15, 2019

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of United Capital Consultants, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of United Capital Consultants, Inc., (the “Company”) as of December 31, 2018, the related statement of operations, stockholders’ deficit, and cash flows for the year then ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the result of its operations and its cash flows for the year then ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Farmington, Utah

April 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of United Capital Consultants, Inc. (formerly Thicket Sound Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Capital Consultants, Inc. (formerly Thicket Sound Acquisition Corporation) (the Company) as of December 31, 2017, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

March 20, 2018

UNITED CAPITAL CONSULTANTS, INC.

(FORMERLY THICKET SOUND ACQUISITION CORPORATION)

BALANCE SHEETS

As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS

Current assets

Cash	$175,219	$—

Total assets	$175,219	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued liabilities	$—	$1,000

Total liabilities	—	1,000

Stockholders’ equity (deficit)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of December 31, 2018 and 2017	—	—

Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,970,418 and 20,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	497	2,000

Additional paid-in capital	200,717	1,851

Accumulated deficit	(25,995)	(4,851)

Total stockholders’ equity (deficit)	175,219	(1,000)

Total liabilities and stockholders’ equity (deficit)	$175,219	$—

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(FORMERLY THICKET SOUND ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017
Revenue	$—	$—

Operating expenses	21,144	1,539

Loss before income taxes	(21,144)	(1,539)
Income tax expense	—	—
Net loss	$(21,144)	$(1,539)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	9,413,673	20,000,000

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(FORMERLY THICKET SOUND ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/Deficit

Balance, December 31, 2016	20,000,000	$2,000	$312	$(3,312)	$(1,000)

Stockholder contributions for company expenses		—	1,539	—	1,539

Net loss				(1,539)	(1,539)

Balance, December 31, 2017	20,000,000	2,000	1,851	(4,851)	(1,000)
Common stock repurchased and cancelled	(19,620,000)	(1,962)	1,950	—	(12)

Common stock issued for cash	4,590,418	459	188,922	—	189,381

Stockholder contributions for company expenses	—	—	7,994	—	7,994

Net loss	—	—	—	(21,144)	(21,144)

Balance, December 31, 2018	4,970,418	$497	$200,717	$(25,995)	$175,219

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(FORMERLY THICKET SOUND ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017

OPERATING ACTIVITIES
Net loss	$(21,144)	$(1,539)

Adjustments to reconcile net loss to net cash used in operations:

Expenses paid for by stockholder and contributed as capital	7,994	1,539

Changes in Operating Assets and Liabilities:
Decrease in accrued liabilities	(1,000)	—
Net cash (used in) operating activities	(14,150)	—

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES

Issuance of common stock for cash	189,369	—
Net cash (used in) financing activities	189,369	—

Net increase in cash	175,219	—
Cash, beginning of period	—	—

Cash, end of period	$175,219	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

Schedule of Non-Cash Investing and Financing Activities:

Cancellation of common shares	$1,962	$—

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(FORMERLY THICKET SOUND ACQUISITION CORPORATION)

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc. (formerly Thicket Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In April 2018, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Thicket Sound Acquisition Corporation to United Capital Consultants, Inc.

Pursuant to the change in control and the 8-K filed on August 1, 2018, the Company intends to further develop as a business development and management company. The Company has entered into contracts with three foreign firms and intends to specialize in supporting the development and growth of its clients through counsel, training, and other support and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. Per the 8-K filed on November 16, 2018, the Company has entered an agreement with an additional third party to assist in providing such services. The Company intends to support its clients in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations.

BASIS OF PRESENTATION

The financial statements and accompanying notes are the representations of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $175,219 in cash and $0 cash equivalents as of December 31, 2018 and 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 or December 31, 2017.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Financial Statements

December 31, 2018 and 2017

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, and 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2018, and 2017, there were no outstanding potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $21,144 for the year ended December 31, 2018. The Company had working capital of $175,219 and an accumulated deficit of $25,995 as of December 31, 2018 and an accumulated deficit of $4,851 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from capital or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current levl of operations.

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2018, and December 31, 2017, the Company had accrued professional fees of $0 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2018, and 2017, there were 4,970,418 and 20,000,000 shares of common stock issued and outstanding, respectively. As of December 31, 2018, and December 31, 2017, no shares of preferred stock were issued and outstanding.

On December 7, 2016, the Company issued 20,000,000 founders shares of common stock at par to two directors and officers for legal services provided to the Company. On April 18, 2018, 19,500,000 of those shares were returned to the Company and cancelled concurrently with the issuance of 4,500,001 new shares at par for $450 to the Company’s newly-elected officer and director, resulting in a change in control.

During August and September 2018, the Company sold to independent investors 90,417 shares of common stock ranging in price from $.0004 to $5.00 for total proceeds of $188,931.

In August 2018, the Company purchased and immediately cancelled 120,000 shares of its issued and outstanding common stock at par for $12 from three unrelated shareholders.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 5 - INCOME TAXES

At December 31, 2018 and 2017, the Company has available unused net operating loss carryforwards of approximately $25,995 and $4,851, respectively, which may be applied against future taxable income and which expire in various years from through 2037. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $5,459 and $1,019 as of December 31, 2018 and 2017, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,440 during the year ended December 31, 2018.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

Deferred tax asset:	For the Years Ended December 31,
	2018	2017
Net operating loss carryforward (at 21%)	$5,459	$1,019
Valuation allowance	(5,459)	(1,019)
	$—	$—

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2018	2017
Federal tax benefit (at 21%)	$4,440	$323
Change in valuation allowance	(4,440)	107
Effect of rate change on Deferred Tax Asset	—	(430)
	$—	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next year. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations and in the provision for income taxes. As of December 31, 2018, and 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2017 and 2016.

UNITED CAPITAL CONSULTANTS, INC.

(formerly Thicket Sound Acquisition Corporation)

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 18, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with United Utilities Authority, Ltd., a company based in Thailand (“UUA”), to provide management consulting services (the “UUA Agreement”). UUA is a private utility located in Thailand that emphasizes renewable energy projects. UCC has been engaged by UUA to assist in management consulting and to prepare for expansion as UUA begins projects in developing countries. In exchange for the services to be rendered to UUA, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of UUA. The UUA Agreement will remain in effect for a term of ten (10) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of three (3) years each until terminated. The UUA Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

NOTE 10 – SUBSEQUENT EVENTS

In the February 2019, the Company repurchased 500,000 shares then held by two shareholders for an aggregate of $25,000, at a repurchase price per share of $0.05 per share, and cancelled.

The Company has evaluated events occurring after the date of the accompanying balance sheets through the date the financial statements were issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements.