Form 10-Q
period 2019-03-31
UNITED CAPITAL CONSULTANTS INC.
filed 2019-05-15
CIK 1693696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to ___

Commission File No. 000-55741

UNITED CAPITAL CONSULTANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4625084
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3210 East Coralbell Avenue

Mesa, Arizona 85204

(Address of principal executive offices) (zip code)

480-666-4116
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

As of May 15, 2019, the Company had 4,470,418 shares of its common stock, par value $.0001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS INC.
TABLE OF CONTENTS

UNITED CAPITAL CONSULTANTS INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS

Current assets
Cash	$131,219	$175,219
Total assets	$131,219	$175,219

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Total liabilities	$—	$—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,470,418 and 4,970,418 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	447	497

Additional paid-in capital	175,767	200,717

Accumulated deficit	(44,995)	(25,995)
Total stockholders’ equity (deficit)	131,219	175,219

Total liabilities and stockholders’ equity (deficit)	$131,219	$175,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Revenue	$1,000	$—
Cost of revenues	—	—

Gross profit	1,000	—

Operating expenses	20,000	944

Loss before income taxes	(19,000)	(944)

Income tax expense	—	—

Net loss	$(19,000)	$(944)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	4,648,196	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, Dec. 31, 2017	20,000,000	$2,000	$1,851	$(4,851)	$(1,000)

Stockholder contributions for Company expenses			694		694

Net loss				(944)	(944)

Balance, March 31, 2018	20,000,000	$2,000	$2,545	$(5,795)	$(1,250)

Balance, Dec. 31, 2018	4,970,418	$497	$200,717	$(25,995)	$175,219

Stock repurchased and cancelled	(500,000)	(50)	(24,950)	—	(25,000)

Net loss	—	—	—	(19,000)	(19,000)

Balance, March 31, 2019	4,470,418	$447	$175,767	$(44,995)	$131,219

UNITED CAPITAL CONSULTANTS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
OPERATING ACTIVITIES

Net loss	$(19,000)	$(944)

Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholder and contributed as capital	—	694

Changes in Operating Assets and Liabilities:
Accrued liabilities	—	250

Net cash (used in) operating activities	(19,000)	—

Investment Activities	—	—

Financing Activities

Repurchase of common stock	(25,000)	—

Net cash (used in) financing activities	(25,000)	—

Net increase (decrease) in cash	(44,000)	—

Cash, beginning of period	175,219	—

Cash, end of period	$131,219	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

Notes to Financial Statements

March 31, 2019

(Unaudited)

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

Pursuant to the change in control and the Form 8-K filed on August 1, 2018, the Company intends to further develop as a business development and management company. The Company has entered into contracts with three foreign firms and intends to specialize in supporting the development and growth of its clients through counsel, training, and other support and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. Per the Form 8-K filed on November 16, 2018, the Company has entered an agreement with an additional third party to assist in providing such services. The Company intends to support its clients in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company chose December 31st as its fiscal year end.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $131,219 in cash and $175,219 cash equivalents as of March 31, 2019, and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2019 or December 31, 2018.

UNITED CAPITAL CONSULTANTS INC.

Notes to Financial Statements

March 31, 2019

(Unaudited)

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019, and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019, and December 31, 2018, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. as of March 31, 2019, and December 31, 2018, the company does not have any such instruments.

REVENUE RECOGNITION

The Company currently generates revenue through rendering business development and management consulting services tailored to client needs. Consulting services are provided on an as-needed basis per the request of clients with whom the Company has Consultancy Agreements in place.

The Company recognizes revenues on contracts with customers in accordance with the ASC 606, including performing the following: (i) identify the contract, (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price, (v) recognize revenue as performance obligations are satisfied.

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

●	VARS: 100%,

Concentration of Revenue by Country:

●	Thailand: 100%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the Company to fulfil the sales obligation from which the actual service is provided.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

UNITED CAPITAL CONSULTANTS INC.

Notes to Financial Statements

March 31, 2019

(Unaudited)

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $19,000 for the three months ended March 31, 2019. The Company had working capital of $131,219 and an accumulated deficit of $44,995 as of March 31, 2019, and working capital of $175,219 and an accumulated deficit of $25,995 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2019 and December 31, 2018, there were 4,470,418 and 4,970,418 shares of common stock issued and outstanding, respectively. As of March 31, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.

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

In February 2019, the Company purchased and immediately cancelled 500,000 shares of its issued and outstanding common stock at $.05 for $25,000 from James Cassidy and James McKillop.

UNITED CAPITAL CONSULTANTS INC.

Notes to Financial Statements

March 31, 2019

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 – Subsequent Events

The occurrence of subsequent events has been considered upon the filing of this Report and as of the filing date, there are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the Company’s industry, the success of our business development, marketing and sales activities, vigorous competition in the Company’s industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

On April 19, 2018, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance of 4,500,001 shares of common stock to a group of investors, at a purchase price of $0.0001 per share. Messrs. James Cassidy and James McKillop, the then officers and directors of the Company, resigned and Clayton Patterson and Harold Patterson were named as its officers and directors. Pursuant to the change in control, the Company changed its name to United Capital Consultants, Inc. The Company filed Current Reports on Form 8-K to disclose the change of control and the change of name. Furthermore, in the first quarter of 2019, the shares of common stock held by Messrs. James Cassidy and James McKillop, the former officers and directors of the Company, were repurchased a price per share of $.05 per share.

For the three months ended March 31, 2019, the Company generated net revenues of $1,000 and sustained a net loss of $19,000. As of March 31, 2019, the Company had an accumulated deficit of $44,995. However, the Company has entered into agreements with several customers to provide management consulting services in furtherance of its business model.

For the year ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the three months ended March 31, 2019, the Company posted net revenues of $1,000, total operating expenses of $20,000, consisting of general and administrative expenses of $20,000, and a net loss of $19,000. During the three months ended March 31, 2018, the Company posted net revenues of $0, total operating expenses of $944, consisting of general and administrative expenses of $944, and net loss of $944.

During the three months ended March 31, 2019, the Company incurred cost of revenue of $0, compared to cost of revenue of $0 for the three months ended March 31, 2018.

 Liquidity and Capital Resources

The Company had a cash balance of $131,219 and $175,219 as of March 31, 2019 and December 31, 2018, respectively.

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

Discussion of the Three Months ended March 31, 2019 as compared to the Three Months ended March 31, 2018

Net revenues during the three months ended March 31, 2019 were $1,000 as compared to net revenues for the three months ended March 31, 2018 of $0. The increase resulted from commencement of consulting activities in furtherance of its business plan.

During the three months ended March 31, 2019, the Company posted a cost of revenue of $0 and operating expenses of $20,000, consisting of general and administrative expenses of $20,000, as compared to a cost of revenue of $0 and operating expenses of $944, consisting of general and administrative expenses of $944 for the three months ended March 31, 2018. These increases in costs largely resulted from legal and accounting fees as the Company has expanded and commercialized its operations.

During the three months ended March 31, 2019, the Company posted a net loss of $19,000 as compared to net loss of $944 for the three months ended March 31, 2018. The increase in net loss resulted from increased legal and accounting fees as the Company expanded and commercialized its operations and began preparations for its public offering of its securities.

For the three months ended March 31, 2019, the Company used cash in operating activities of $19,000. During such period, the Company also used cash in investing activities in the amount of $0 and used cash in financing activities of $25,000. In comparison, for the three months ended March 31, 2018, the Company did not use or generate any cash in operating activities, investing activities or financing activities of $0.

The Company had a cash balance of $131,219 and $175,219 as of March 31, 2019 and December 31, 2018, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by a smaller reporting company.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting advisors to assist the Company in implementing effective disclosure controls and procedures.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q.

ITEM 5. OTHER INFORMATION

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2019.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title: President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2019.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	May 15, 2019

/s/ Harold Patterson	Director	May 15, 2019