Form 10-Q
period 2019-06-30
UNITED CAPITAL CONSULTANTS INC.
filed 2019-08-13
CIK 1693696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 12, 2019, the Company had 4,470,418 shares of its common stock, par value $.0001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS, INC.
TABLE OF CONTENTS

i

UNITED CAPITAL CONSULTANTS, INC.

CONDENSED BALANCE SHEETS

As of June 30, 2019 and December 31, 2018

(Unaudited)

	June 30,	Dec 31,
	2019	2018
ASSETS
Current Assets

Cash	$41,219	$175,219

Total Current Assets	$41,219	$175,219

Deposits	$65,000	$-

Total Assets	$106,219	$175,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

Stockholders’ Equity

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,470,418 and 4,970,418 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	447	497

Additional paid-in capital	180,767	200,717

Accumulated deficit	(74,995)	(25,995)

Total stockholders’ equity	106,219	175,219

Total Liabilities and Stockholders’ Equity	$106,219	$175,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	June 30	June 30	June 30	June 30
	2019	2018	2019	2018
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended

Revenue	$-	$-	$1,000	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	1,000	-

Operating expenses	30,000	1,550	50,000	2,494

Loss before income taxes	(30,000)	(1,550)	(49,000)	(2,494)

Income tax expense	-	-	-	-

Net loss	$(30,000)	$(1,550)	$(49,000)	$(2,494)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	4,470,418	8,131,869	4,558,816	14,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, Dec. 31, 2017	20,000,000	$2,000	$1,851	$(4,851)	$(1,000)

Net loss	-	-	-	(944)	(944)

Stockholder contributions for Company expenses	-	-	694	-	694

Balance, March 31, 2018	20,000,001	$2,000	$2,545	$(5,795)	$(1,250)

Stockholder contributions for Company expenses	-	-	2,800	-	2,800

Stock reacquired and cancelled	(19,500,000)	(1,950)	1,950	-	-

Common stock issued for cash	4,500,001	450	-	-	450

Net loss	-	-	-	(1,550)	(1,550)

Balance, June 30, 2018	5,000,001	$500	$7,295	$(7,345)	$450

Balance, Dec. 31, 2018	4,970,418	$497	$200,717	$(25,995)	$175,219

Stock repurchased and cancelled	(500,000)	(50)	(24,950)	-	(25,000)

Net loss	-	-	-	(19,000)	(19,000)

Balance, March 31, 2019	4,470,418	$447	$175,767	$(44,995)	$131,219

Stockholder contributions for Company expenses	-	-	5,000	-	5,000

Net loss	-	-	-	(30,000)	(30,000)

Balance, June 30, 2019	4,470,418	$447	$180,767	$(74,995)	$106,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	June 30	June 30
	2019	2018
	6 Months Ended	6 Months Ended

OPERATING ACTIVITIES

Net loss	$(49,000)	$(2,494)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid by Stockholder and contributed as capital	5,000	3,494

Changes in operating assets and liabilities:
Decrease in accrued liabilities	-	(1,000)
Increase in deposits	(65,000)	-

Net Cash (used in) Operating Activities	$(109,000)	$-

INVESTMENT ACTIVITIES

Net Cash Provided by (used in)
Investing Activities	-	-

FINANCING ACTIVITIES

Repurchase of common stock	(25,000)	-
Proceeds from sale of common stock	-	450

Net Cash Provided by (used in)
Financing Activities	(25,000)	450

Net Cash Increase (decrease) for Period	(134,000)	450

Cash at Beginning of Period	175,219	-

Cash at End of Period	$41,219	$450

SUPPLEMENTAL DISCLOSURES

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock reacquired and cancelled	$-	$1,950

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS, INC.

Notes to Condensed Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc. (the “Company”) was incorporated as Thicket Sound Acquisition Corporation on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In April 2018, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Thicket Sound Acquisition Corporation to United Capital Consultants, Inc.

Pursuant to the change in control and the Form 8-K filed on August 1, 2018, the Company intends to further develop as a business development and management company. The Company has entered into contracts with three foreign firms and intends to specialize in supporting the development and growth of its clients through counsel, training, and other support, and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. Per the Form 8-K filed on November 16, 2018, the Company has entered into an agreement with an additional third party to assist in providing such services. The Company intends to support its clients in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations.

On May 7, 2019, in connection with its agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand (see Note 3).

In connection with the deposit placed on May 7, 2019 and pursuant to the Form 8-K filed on May 23, 2019 and subsequently on July 10, 2019, the Company has since entered into two amendments to its agreement with UUA, granting the Company an 18% equity stake in UUA in exchange for its services, and the right to invest in 60 Megawatts of solar farms in UUA’s pipeline. UUA will act as the operator of said solar assets. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations.

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $41,219 and $175,219 in cash and cash equivalents as of June 30, 2019, and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2019 or December 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019, and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating losses or carry forwards prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019 and December 31, 2018, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of June 30, 2019 and December 31, 2018, the Company does not have any such instruments.

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

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

●	VARS: 100%

Concentration of Revenue by Country:

●	Thailand: 100%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the Company to fulfill the sales obligation from which the actual service is provided.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $49,000 for the six months ended June 30, 2019. The Company had working capital of $41,219 and an accumulated deficit of $74,995 as of June 30, 2019, and working capital of $175,219 and an accumulated deficit of $25,995 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - DEPOSITS

As of June 30, 2019 and December 31, 2018, the balance of deposits was $65,000 and $0, respectively, which related to the pending purchase of STEEM Inc. Co. Ltd., a Thai Limited Company operating as a Special Project Vehicle (SPV) for a 2 MW solar farm. The deposit secured the opportunity for the Company to purchase the SPV without competition and while allotting an unspecified period of time for the Company and its affiliates to conduct due diligence and prepare a purchase agreement. Should a purchase agreement not be entered, the deposit will be refunded in full. UUA is a related party of the Company (see Note 5).

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2019 and December 31, 2018, there were 4,470,418 and 4,970,418 shares of common stock issued and outstanding, respectively. As of June 30, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.

On December 7, 2016, the Company issued 20,000,000 founders shares of common stock at par to two directors and officers for legal services provided to the Company. On April 18, 2018, 19,500,000 of those shares were returned to the Company and cancelled concurrently with the issuance of 4,500,001 new shares at par for $450 to the Company’s newly-elected officers and directors, resulting in a change in control.

During August and September 2018, the Company sold to independent investors 90,417 shares of common stock ranging in price from $.0004 to $5.00 for total proceeds of $188,931.

In August 2018, the Company purchased and immediately cancelled 120,000 shares of its issued and outstanding common stock at par for $12 from three unrelated shareholders.

In February 2019, the Company purchased and immediately cancelled 500,000 shares of its issued and outstanding common stock at $.05 for $25,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

On July 18, 2018, the Company entered into a Consultancy Agreement with United Utilities Authority, Ltd., a company based in Thailand (“UUA”), to provide management consulting services (the “UUA Agreement”). UUA is a private utility located in Thailand that emphasizes renewable energy projects. The Company has been engaged by UUA to assist in management consulting and to prepare for expansion as UUA begins projects in developing countries. In exchange for the services to be rendered to UUA, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of UUA. The UUA Agreement will remain in effect for a term of ten (10) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of three (3) years each until terminated. The UUA Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company.

On May 7, 2019, in connection with the Company’s agreement with UUA and its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a $65,000 deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand (see Note 3).

In connection with the deposit placed on May 7, 2019 and pursuant to the Form 8-K filed on May 23, 2019 and subsequently on July 10, 2019, the Company has since entered into two amendments to its agreement with UUA, granting the Company the right to invest in 60 Megawatts of solar farms in UUA’s pipeline and the right to obtain an 18% equity stake in UUA in exchange for its services upon completing the acquisition of the first project in its pipeline. UUA will act as the operator of said solar assets. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

NOTE 6 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined that the following event was required for disclosure in accordance with ASC 855 Subsequent Events.

In connection with the deposit placed on May 7, 2019 and pursuant to the Form 8-K filed on July 10, 2019, the Company has entered into an amendment to its agreement with UUA, granting the Company an 18% equity stake in UUA in exchange for its services, and amending the right to invest in 60 Megawatts of solar farms in UUA’s pipeline to specify that per Thai law, said investment may not exceed 49% of outstanding shares in any project company. The equity shares granted in UUA will be transferred during the process of acquiring the first solar asset. UUA will act as the operator of said solar assets.

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

Overview

United Capital Consultants, Inc. (“UCC” or the “Company”) was incorporated as Thicket Sound Acquisition Corporation on December 7, 2016, under the laws of the state of Delaware. The business purpose of the Company is to provide business development and management consulting services.

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

On April 19, 2018, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance of 4,500,001 shares of common stock to a group of investors, at a purchase price of $0.0001 per share. Messrs. James Cassidy and James McKillop, the then-officers and directors of the Company, resigned and Clayton Patterson and Harold Patterson were named as its officers and directors. Pursuant to the change in control, the Company changed its name to United Capital Consultants, Inc. The Company filed Current Reports on Form 8-K to disclose the change of control and the change of name. Furthermore, in the first quarter of 2019, the shares of common stock held by Messrs. James Cassidy and James McKillop, the former officers and directors of the Company, were repurchased a price per share of $0.05 per share.

For the six months ended June 30, 2019, the Company generated net revenues of $1,000 and sustained a net loss of $49,000. As of June 30, 2019, the Company had an accumulated deficit of $74,995.

For the period ended December 31, 2018, the Company’s independent auditors issued a report expressing substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Liquidity and Capital Resources

The Company had a cash balance of $41,219 and $175,219 as of June 30, 2019 and December 31, 2018, respectively.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff, and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has generated minimal revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2019.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. The Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its services. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Three Months ended June 30, 2019 as compared to the Three Months ended June 30, 2018

Net revenues during the three months ended June 30, 2019 and June 30, 2018 were $0.

During the three months ended June 30, 2019, the Company recorded general and administrative expenses of $30,000, as compared to general and administrative expenses of $1,550 for the three months ended June 30, 2018. These increases in costs largely resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

During the three months ended June 30, 2019, the Company posted a net loss of $30,000 as compared to net loss of $1,550 for the three months ended June 30, 2018. The increase in net loss resulted from an increase in legal and other professional fees of the expansion of the Company’s business and the commercialization of its services.

Discussion of the Six Months ended June 30, 2019 as compared to the Six Months ended June 30, 2018

Net revenues during the six months ended June 30, 2019 were $1,000 as compared to net revenues for the six months ended June 30, 2018 of $0. The increase resulted from commencement of consulting activities in furtherance of its business plan.

During the six months ended June 30, 2019, the Company recorded general and administrative expenses of $50,000, as compared to general and administrative expenses of $2,494 for the six months ended June 30, 2018. These increases in costs largely resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

During the six months ended June 30, 2019, the Company posted a net loss of $49,000 as compared to net loss of $2,494 for the six months ended June 30, 2018. The increase in net loss resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

Liquidity and Capital Resources

For the six months ended June 30, 2019, the Company used cash in operating activities of $109,000. During such period, the Company also used cash in financing activities of $25,000. In comparison, for the six months ended June 30, 2018, the Company used cash in operating activities of $0 and generated cash from financing activities of $450.

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

Revenue

The Company generates revenue from selling its business development and management consulting services. During the six months ended June 30, 2019, the Company generated $1,000 in revenue from its consulting services.

Critical Accounting Policies

In presenting our interim condensed financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. However, the majority of our businesses operate in environments where we are paid a fee for services performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by a smaller reporting company.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company’s principal executive officer (who is also the principal financial officer) in consultation with an outside accounting advisor.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.2	Bylaws (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed January 18, 2017)
10.1	Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.2	Client Consulting Agreement between United Capital Consultants, Inc. and ProchongkijKornchong(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.3	Client Consulting Agreement between United Capital Consultants, Inc. and VARS Co. Ltd.(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.4	Teaming Agreement between United Capital Consultants and MAV Capital (filed as an exhibit to the Form 8-K dated November 16, 2018)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2019.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title: President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2019.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	August 12, 2019

/s/ Harold Patterson	Director	August 12, 2019