Form 10-Q
period 2019-09-30
UNITED CAPITAL CONSULTANTS INC.
filed 2019-11-14
CIK 1693696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 14, 2019, the Company had 4,473,418 shares of its common stock, par value $.0001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS INC.
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of September 30, 2019 and December 31, 2018

(Unaudited)

	Sept 30,	Dec 31,
	2019	2018
ASSETS
Current Assets

Cash	$11,219	$175,219

Total Current Assets	$11,219	$175,219

Deposits – related party	$65,000	$-

Total Assets	$76,219	$175,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

Stockholders’ Equity

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,470,418 and 4,970,418 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	447	497

Additional paid-in capital	182,267	200,717

Accumulated deficit	(106,495)	(25,995)

Total stockholders’ equity	76,219	175,219

Total Liabilities and Stockholders’ Equity	$76,219	$175,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2019 and 2018

(Unaudited)

	Sept 30	Sept 30	Sept 30	Sept 30
	2019	2018	2019	2018
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended

Revenue	$-	$-	$1,000	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	1,000	-

Operating expenses	31,500	3,000	81,500	5,494

Loss before income taxes	(31,500)	(3,000)	(80,500)	(5,494)

Income tax expense	-	-	-	-

Net loss	$(31,500)	$(3,000)	$(80,500)	$(5,494)

Loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares – basic and diluted	4,470,418	4,985,682	4,552,329	10,874,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended

September 30, 2019 and 2018

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, Dec. 31, 2017	20,000,000	$2,000	$1,851	$(4,851)	$(1,000)

Net Loss	-	-	-	(944)	(944)

Stockholder contributions for Company expenses	-	-	694	-	694

Balance, March 31, 2018	20,000,000	$2,000	$2,545	$(5,795)	$(1,250)

Stockholder contributions for Company expenses	-	-	2,800	-	2,800

Common stock acquired and cancelled	(19,500,000)	(1,950)	1,950	-	-

Common stock issued for cash	4,500,001	450	-	-	450

Net Loss	-	-	-	(1,550)	(1,550)

Balance, June 30, 2018	5,000,001	$500	$7,295	$(7,345)	$450

Common stock acquired and cancelled	(120,000)	(12)	-	-	(12)

Common stock issued for cash	90,417	9	190,360	-	190,369

Stockholder contributions for Company expenses	-	-	1,562	-	1,562

Net Loss	-	-	-	(3,000)	(3,000)

Balance, September 30, 2018	4,970,418	497	199,217	(10,345)	189,369

Stockholder contributions for Company expenses	-	-	1,500	-	1,500

Net Loss	-	-	-	(15,650)	(15,650)

Balance, Dec. 31, 2018	4,970,418	$497	$200,717	$(25,995)	$175,219

Common stock repurchased and cancelled	(500,000)	(50)	(24,950)	-	(25,000)

Net Loss	-	-	-	(19,000)	(19,000)

Balance, March 31, 2019	4,470,418	$447	$175,767	$(44,995)	$131,219

Stockholder contributions for Company expenses	-	-	5,000	-	5,000

Net Loss	-	-	-	(30,000)	(30,000)

Balance, June 30, 2019	4,470,418	$447	$180,767	$(74,995)	$106,219

Stockholder contributions for Company expenses	-	-	1,500	-	1,500

Net Loss	-	-	-	(31,500)	(31,500)

Balance, September 30, 2019	4,470,418	$447	$182,267	$(106,495)	$76,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Sept 30	Sept 30
	2019	2018
	9 Months Ended	9 Months Ended

OPERATING ACTIVITIES

Net loss	$(80,500)	$(5,494)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid by Stockholder and contributed as capital	6,500	5,494

Changes in operating assets and liabilities:
Decrease in accrued liabilities	-	(1,000)
Increase in deposits	(65,000)	-

Net Cash (Used in) Operating Activities	$(139,000)	$(1,000)

INVESTMENT ACTIVITIES

Net Cash Provided by (Used in)
Investing Activities	-	-

FINANCING ACTIVITIES

Repurchase of common stock	(25,000)	-
Proceeds from sale of common stock	-	190,369

Net Cash Provided by (Used in)
Financing Activities	(25,000)	189,369

Net Cash Increase (Decrease) for Period	(164,000)	189,369

Cash at Beginning of Period	175,219	-

Cash at End of Period	$11,219	$189,369

SUPPLEMENTAL DISCLOSURES

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock reacquired and cancelled	$-	$1,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc. (the “Company”) was incorporated as Thicket Sound Acquisition Corporation on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In April 2018, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors.

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

In connection with the deposit placed on May 7, 2019, the Company has since entered into two amendments to its agreement with UUA (as reported in the Company’s Current Reports on Form 8-K filed on May 23, 2019 and July 10, 2019, respectively), granting the Company a potential equity stake in UUA in exchange for its services (which have not yet been issued and shall be conveyed upon completing the acquisition of the first project in UUA’s pipeline, which is still in the process of negotiations with a non-related party), and granting the Company the right to invest in 60 Megawatts of solar farms in UUA’s pipeline in an amount which (as required by Thai law) shall not exceed 49% of the issued and outstanding shares in any project company. UUA will act as the operator of said solar assets. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations.

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $11,219 and $175,219 in cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2019 or December 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating losses or carry forwards prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2019 and December 31, 2018, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of September 30, 2019 and December 31, 2018, the Company does not have any such instruments.

REVENUE RECOGNITION

The Company currently generates revenue through rendering business development and management consulting services tailored to client needs. Consulting services are provided on an as-needed basis per the request of clients with whom the Company has Consultancy Agreements in place.

The Company recognizes revenues on contracts with customers in accordance with the ASC 606, including performance of the following criteria: (i) identify the contract, (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations, (v) recognize revenue as performance obligations are satisfied.

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

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $80,500 for the nine months ended September 30, 2019. The Company had working capital of $11,219 and an accumulated deficit of $106,495 as of September 30, 2019, and working capital of $175,219 and an accumulated deficit of $25,995 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - DEPOSITS

As of September 30, 2019 and December 31, 2018, the balance of deposits was $65,000 and $0, respectively, which related to the pending purchase of STEEM Inc. Co. Ltd., a Thai Limited Company operating as a Special Project Vehicle (SPV) for a 2 MW solar farm. The deposit secured the opportunity for the Company to purchase the SPV without competition and while allotting an unspecified period of time for the Company and its affiliates to conduct due diligence and prepare a purchase agreement. Should a purchase agreement not be entered, the deposit will be refunded in full. UUA is a related party of the Company (see Note 5).

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2019 and December 31, 2018, there were 4,470,418 and 4,970,418 shares of common stock issued and outstanding, respectively. As of September 30, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.

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

In connection with the deposit placed on May 7, 2019 and pursuant to the Form 8-K filed on May 23, 2019 and subsequently on July 10, 2019, the Company has since entered into two amendments to its agreement with UUA (as reported in the Company’s Current Reports on Form 8-K filed on May 23, 2019 and July 10, 2019, respectively), granting the Company an 18% equity stake in UUA in exchange for its services (which have not yet been issued and shall be conveyed upon completing the acquisition of the first project in UUA’s pipeline, which is still in the process of negotiations with a non-related party), and granting the Company the right to invest in 60 Megawatts of solar farms in UUA’s pipeline in an amount which shall not exceed 49% of the issued and outstanding shares in any project company. UUA will act as the operator of said solar assets. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

NOTE 6 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined that the following events require disclosure in accordance with ASC 855 Subsequent Events.

On October 16, 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of its Common Stock to an entity controlled by an existing shareholder for total proceeds of $5, or $5 a share.

On November 4, 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of its Common Stock to an existing shareholder and another 1,000 shares to an entity controlled by the same shareholder for total proceeds of $10,000, or $5 a share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

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

For the nine months ended September 30, 2019, the Company generated net revenues of $1,000 and sustained a net loss of $80,500. As of September 30, 2019, the Company had an accumulated deficit of $106,495.

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

Liquidity and Capital Resources

The Company had a cash balance of $11,219 and $175,219 as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019, the Company used cash in operating activities of $139,000. During such period, the Company also used cash in financing activities of $25,000 for repurchase and cancellation of common stock. In comparison, for nine months ended September 30, 2018, the Company used cash in operating activities of $1,000 and generated cash from financing activities of $189,369 for the issuance of common stock.

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

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. The Company plans to rely on its primary shareholders to continue their commitment to fund the Company’s continuing operating requirements. Management anticipates that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business, and allow the Company to achieve overall sustainable profitability.

Discussion of the Three Months ended September 30, 2019 as compared to the Three Months ended September 30, 2018

Net revenues during the three months ended September 30, 2019 and September 30, 2018 were $0.

During the three months ended September 30, 2019, the Company recorded general and administrative expenses of $31,500, as compared to general and administrative expenses of $3,000 for the three months ended September 30, 2018. These increases in costs largely resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

During the three months ended September 30, 2019, the Company posted a net loss of $31,500 as compared to net loss of $3,000 for the three months ended September 30, 2018. The increase in net loss resulted from an increase in legal and other professional fees of the expansion of the Company’s business and the commercialization of its services.

Discussion of the Nine Months ended September 30, 2019 as compared to the Nine Months ended September 30, 2018

Net revenues during the nine months ended September 30, 2019 were $1,000 as compared to net revenues for the nine months ended September 30, 2018 of $0. The increase resulted from commencement of consulting activities in furtherance of its business plan.

During the nine months ended September 30, 2019, the Company recorded general and administrative expenses of $81,500, as compared to general and administrative expenses of $5,494 for the nine months ended September 30, 2018. These increases in costs largely resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

During the nine months ended September 30, 2019, the Company posted a net loss of $80,500 as compared to net loss of $5,494 for the nine months ended September 30, 2018. The increase in net loss resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

For the nine months ended September 30, 2019, the Company used cash in operating activities of $139,000. During such period, the Company also used cash in financing activities of $25,000 for the repurchase of stock. In comparison, for the nine months ended September 30, 2018, the Company used cash in operating activities of $1,000 and generated cash from financing activities of $189,369 from the sale of common stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Revenue

The Company generates revenue from selling its business development and management consulting services. During the nine months ended September 30, 2019, the Company generated $1,000 in revenue from its consulting services.

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

Critical Accounting Policies

In presenting our interim condensed financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q.

On October 16, 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold 1,000 shares of its Common Stock to an existing shareholder for total proceeds of $5,000. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

On November 4, 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of its Common Stock to an existing shareholder and another 1,000 shares to an entity controlled by the same shareholder for total proceeds of $10,000 for $5 a share. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

ITEM 5. OTHER INFORMATION

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.2	Bylaws (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed January 18, 2017)
10.1	Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.2	Client Consulting Agreement between United Capital Consultants, Inc. and ProchongkijKornchong (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.3	Client Consulting Agreement between United Capital Consultants, Inc. and VARS Co. Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.4	Teaming Agreement between United Capital Consultants and MAV Capital (filed as an exhibit to the Form 8-K dated November 16, 2018)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2019.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2019.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	November 14, 2019

/s/ Harold Patterson	Director	November 14, 2019