Form 10-K
period 2019-12-31
UNITED CAPITAL CONSULTANTS INC.
filed 2020-04-21
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 21, 2020, there were 4,488,418 shares of the registrant’s common stock outstanding.

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

Industry Expertise

UCC intends to build a team of selected industry experts who have experience in their own fields and in general business development. As growth is achieved and opportunities emerge, additional industry experts will be brought onboard to assist with clients in their industry of expertise. UCC intends to build a team of industry experts from the following industries:

•Agriculture

•Automotive

•Commercial and Cargo Airlines

•Construction and Engineering

•Conventional Energy Generation

•Electricity Utilities

•Finance

•Hospitality and Tourism

•Public Transit

•Real Estate Development

•Renewable Energy Generation

•Telecommunications

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

Language and Culture

UCC’s team will unite experts from multiple cultural backgrounds who speak local languages providing numerous benefits:

•Access to and ease in coordinating with clients in a variety of markets, providing geographic diversity

•Ability to avoid hurdles and promote domestic and international growth for clients through understanding of cultural challenges in specific areas of different countries

•Ease in negotiating and coordinating with governments, the business community, and potential partners

•Opportunity to assist clients’ expansions into new markets

•Capability in promoting clients’ products based on specific demographic target markets

Relationships with Business and Government Leaders

UCC’s team will have invested time and resources into studying various markets in and developing relationships in those regions. As plans are made for expansion, said model can be repeated. United Capital Consultant’s management team intends to establish rapport with government officials and business leaders in various parts of the world, including:

•Heads of State

•Ministers, Vice Ministers, Director Generals, and Department Heads from various ministries

•Members of Parliament/Congress

•Governors and other state level leaders

•Members of Board of Governors and Board of Directors for various state-owned companies

•Provincial/county/city leaders, including executives, planners, and others

•Other relevant national and local leaders

•SME, SBA, and other similar business organizations

•National, state, and city Chambers of Commerce

•Various private business executives and owners

•Board members and officers of public companies

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

Strategy and Implementation

United Capital Consultants plan of implementation is one of risk mitigation. UCC has also identified and adopted risk mitigation strategies as follows:

•Mitigation of Exchange Rate Fluctuations: Working internationally presents the risk of exchange rate fluctuation. Negotiations with clients may in some cases allow for payment in US dollars. In large projects where the government is involved, UCC’s management team has previously negotiated contracts in US dollars and intends to replicate those models. UCC has met with Merrill Lynch and Bank of America representatives regarding an international cross-currency account that can provide an opportunity to utilize and profit on currency diversity as opposed to being threatened by it.

•Political Unrest Mitigation: Regime changes and other political unrest are detrimental to industry, commerce, and the overall economy of nations. It can also lead to concerns over enforcement of contracts. By dealing with independent businesses, we are able to mitigate the risk of political unrest. Additionally, we intend to achieve significant geographic diversity to provide protection from any national or regional unrest or economic instability that may arise. To further mitigate risk, we plan on obtaining Political Risk Insurance from the Overseas Private Investment Corporation.

•Natural Disasters Risk Mitigation: Natural disasters can damage or destroy facilities and bring operations and entire economies to a halt, significantly harming cash flow. In addition to surveying and identifying the lowest risk opportunities available, UCC will mitigate risk with appropriate insurance when applicable.

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

Potential Effect of the COVID-19 Global Pandemic on our Business Operations

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our clients’ ability to perform their missions and is in many cases disrupting their operations. It may also impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer-imposed limitations and using various technologies to perform their functions. We could see delays or changes in customer demand. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate any adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

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

General Capital Raising Consultation

UCC believes in thinking outside the box. We don’t like to tell our clients “no”. If an idea will not work, we will offer an alternative. When it comes to raising capital, whether with debt, equity, or any combination thereof, UCC helps its clients identify conventional and unconventional methods so as to obtain sufficient capital to grow according to the clients’ goals.

Direct Investment When Appropriate

UCC believes in its clients; it only accepts clients with true potential for growth. We also believe in our own ability to help our clients succeed. Therefore, when appropriate, UCC may directly invest in its clients’ businesses via debt or equity. This practice allows us to “put our money where our mouths are” and provide tools to our clients and returns to our shareholders.

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

Plan of Operation and Locations

United Capital Consultants’ primary office is located at 3210 E. Coralbell Ave., Mesa, AZ 85204. Satellite offices and work sites will be maintained near the offices of our clients. In some cases, our consultants and specialists will work directly from the client’s office to more conveniently facilitate our services. Initially, most of our clients will be located in the United States and Southeast Asia. Our team is prepared to expand into other parts of the Americas, Asia, Europe, and Africa. Decisions to expand will be made based on the opportunities provided by working with specific clients. As expansion will not create significant overhead or operating expenses, the determining factor will simply be the opportunities presented by prospective clients.

Current Clients

Below are lists of current clients, organizations with which UCC has executed agreements to provide management consulting services. This list is not exhaustive and do not include potential clients with which UCC has not yet entered into definitive agreements.

United Utilities Authority, Ltd.

On July 18, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with United Utilities Authority, Ltd., a company based in Thailand (“UUA”), to provide management consulting services (the “UUA Agreement”). UUA is a private utility specializing in renewable energy projects and has identified and begun due diligence and negotiations on potential acquisitions in the form of solar energy farms available for purchase in Thailand (the “Facility” or “Facilities”). UCC has been engaged by UUA to assist in management consulting and to prepare for expansion as UUA begins projects in developing countries. In exchange for the services to be rendered to UUA, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of UUA. The UUA Agreement will remain in effect for a term of ten (10) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of three (3) years each until terminated. The UUA Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

On May 7, 2019, in connection with its agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand.

On May 22, 2019, United Capital Consultants, Inc. (“UCC” or the “Company”) and United Utilities Authority, Ltd. (“UUA”) entered into the Addendum No. 1 to the Consultancy Agreement (the “First Addendum”). Under the terms and conditions of the First Addendum, UCC shall be granted an option to directly purchase any Facilities with a collective generating capacity of 60 MW acquired by UUA or any interest in such Facilities acquired thereby. Upon completion of UCC’s acquisitions of any such Facilities, UCC shall enter into a separate agreement with UUA for UUA to manage such Facilities. Except as amended as set forth above, the UUA Agreement shall continue in full force and effect.

On July 5, 2019, United Capital Consultants, Inc. (“UCC” or the “Company”) and United Utilities Authority, Ltd. (“UUA”) entered into the Addendum No. 2 to the Consultancy Agreement (the “Second Addendum”). Under the terms and conditions of the Second Addendum, in order to comply with Thai law, Section 1 of the First Addendum was amended such that UCC shall be granted an option to directly purchase up to a 49% equity interest in any Facility to be acquired by UUA. Furthermore, under the terms and conditions of the Second Addendum, Section 3 of the Consultancy Agreement was amended such that UCC shall be issued equity interests in UUA equal to 18% of the total issued and outstanding equity interests of UUA, as calculated on a post-issuance basis. Except as amended in the Second Addendum, the UUA Agreement and the First Addendum shall continue in full force and effect. To date, we are in negotiations with an investment bank in connection with potential acquisitions to be governed by these agreements, but such arrangements have not yet been finalized.

Prochongkij Kornchong

On July 19, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with Prochongkij Kornchong, a company based in Thailand (“Prochongkij”), to provide management consulting services (the “Prochongkij Agreement”). Prochongkij Kornchong is metal fabrication company located in Thailand. UCC has been engaged by Prochongkij to assist in management consulting and the expansion of Prochongkij’s facilities as Prochongkij begins to expand its operations. In exchange for the services to be rendered to Prochongkij, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of Prochongkij. The Prochongkij Agreement will remain in effect for a term of two (2) years unless otherwise terminated. The Prochongkij Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion of the services to be rendered by the Company. To the date, the services contemplated by this agreement have yet to be rendered and the Company has yet to receive payment.

VARS Co. Ltd.

On July 18, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with VARS Co. Ltd., a company based in Thailand (“VARS”), to provide management consulting services (the “VARS Agreement”). VARS is a government EPC contractor specializing in high and low voltage electricity and communications infrastructure and substations. They are currently negotiating contracts for projects significantly larger than they have completed in the past. As a result, they see a need for increased capital and training/preparation for their management team. UCC has been engaged by VARS to assist in management consulting and assistance in obtaining financing. In exchange for the services to be rendered to VARS, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of VARS. The VARS Agreement will remain in effect for a term of five (5) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of two (2) years each until terminated. The VARS Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company. To date, the Company has earned and received $1,000 in management fees in connection with services rendered in connection with this agreement; provided, the Company has not yet received any other fees nor performed any services other than management consulting and training.

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

The Market

Hundreds of thousands of businesses are started each year in the United States alone. Over 50% of American small businesses fail in the first 4 years. Failure rates dramatically decrease with each year that a business survives. 82% of American businesses that fail do so because of cash flow problems. Cash flow and access to capital is also a leading challenge for foreign businesses. Amongst other leading causes of failure for businesses are lack of experience and insufficient management skills/structure. United Capital Consultants’ target market includes well established companies with the potential and desire for growth. Assuming that 50% of US businesses fail within 4 years, those that survive beyond this point increase their odds of longevity with each year; therefore, UCC will work primarily with businesses with at least 5 years of healthy operating history. One of the leading causes of failure in businesses is incompetent management.

UCC will focus on clients with existing businesses and cash flows that have capable management and provide services to ensure that management can operate successfully. Using statistics, market research, and individual evaluations, United Capital Consultants can identify the companies with the highest potential for growth. Once companies are accepted as clients, UCC will perform business evaluations to identify weaknesses which will be strengthened through training, consultations and other necessary assistance. UCC will acquire equity in exchange for providing much needed capital injections and providing opportunities for returns. Equity positions may be obtained via cash purchase or share swaps. UCC’s equity positions will typically be accompanied by profit sharing/dividend clauses in shareholder agreements, providing much needed cash flow. UCC will initially focus on expansion via management’s existing relationships, which will provide several dozen potential clients.

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

Pricing

United Capital Consultants operates on a philosophy of sustainability. Therefore, pricing will be determined on a “cost-plus” basis. UCC will determine all expenses related to the clients’ services, plus 5-10% for overhead and management expenses and 15-20% for profits. When obtaining equity in exchange for services, UCC will seek to obtain said equity at a significant discount. We believe that these pricing principles will allow UCC to adhere to its cash flow positive policy, ensure profitability, and provide quality services to its clients.

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

Intellectual Property

At present, the Company does not possess any intellectual property or any intellectual property protection. The Company may decide in the future to pursue efforts to protect its intellectual property, trade secrets and proprietary methods and processes.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Employees

Currently, the Company has 2 part-time employees, who have agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Subsidiaries

The Company has no subsidiaries.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

•Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

•Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

•Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of:

(i)the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii)the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

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

(i)audited financial statements required for only two fiscal years;

(ii)selected financial data required for only the fiscal years that were audited;

(iii)executive compensation only needs to be presented in the limited format now required for smaller reporting companies.

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

Our next 12 months of operations we plan to work with United Utilities Authority and VARs in developing their businesses per our respective services agreement with these firms. It is anticipated that UCC will acquire significant stakes in either UUA or its operating assets, creating recurring cash flows for UCC. Our initial milestones include executing an agreement with a Chinese EPC/debt funding partner (TMEE), and finalizing agreements for construction of the first commercial solar rooftop lease systems (on May 7, 2019, in connection with our agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand). We then intend to begin construction of those initial projects (within 4 months), complete them (which we expect will be finalized within 5 months) see initial cash flows from them (which we expect will be finalized within 6 months) and begin repeating the process in overlapping, recurring tranches. This may require us to hire a project manager at the start of construction and a salesperson at the completion of the first project to assist in further building the pipeline. This process will support UUA and VARS while building a balance sheet and recurring revenues for UCC as well. Per our services agreement with Prachongkij, we will continue to support Prachongkij as they prepare to initiate a public offering with existing personnel and resources on an ongoing basis throughout the next year. However, as discussed earlier in this report, we expect that our operations will be adversely impacted by the Covid-19 pandemic. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the overall impact in 2020 and beyond on our company at this time.

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

Stockholders

As of April 21, 2020, were approximately 51 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2019, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q other than the below issuances.

In December 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 2,000 shares of its Common Stock to Clayton Patterson, an officer and director of the Company, for total proceeds of $10,000, or $5.00 per share. The Company used the proceeds of this sale for administrative purposes in connection with the operation of its business.

In December 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 2,000 shares of its Common Stock to Harold Patterson, an officer and director of the Company, for total proceeds of $10,000, or $5.00 per share. The Company used the proceeds of this sale for administrative purposes in connection with the operation of its business.

In February 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 10,000 shares of its Common Stock to an entity controlled by existing shareholder for total proceeds of $50,000, or $5.00 per share. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

In March 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 1,000 shares of its Common Stock to a new shareholder for total proceeds of $5,000, or $5.00 per share. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

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

Pursuant to the change in control and the Form 8-K filed on August 1, 2018, the Company intends to further develop as a business development and management company. The Company has entered into contracts with three foreign firms and intends to specialize in supporting the development and growth of its clients through counsel, training, and other support, and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. Per the Form 8-K filed on November 16, 2018, the Company has entered into an agreement with an additional third party to assist in providing such services. The Company intends to support its clients in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations. However, as discussed earlier in this report, we expect that our operations will be adversely impacted by the Covid-19 pandemic. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the overall impact in 2020 and beyond on our company at this time.

On May 7, 2019, in connection with its agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a refundable deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand. To date, this agreement has not yet been finalized.

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

For the year ended December 31, 2019, the Company generated a total of $1,000 in revenues in connection with its agreements with VARS Co. Ltd. to provide management consulting services in furtherance of its business model. During the year ended December 31, 2019, the Company sustained a net loss of $115,500 and had an accumulated deficit of $141,495.

For the period ended December 31, 2019, the Company’s independent auditors issued a report expressing substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2019, the Company posted revenues of $1,000 and operating expenses of $116,500. The Company had $0 in interest and income tax expense, resulting in a net loss of $115,500.

Liquidity and Capital Resources

The Company had a cash balance of $11,219 as of December 31, 2019.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2020.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. The Company plans to rely on equity and debt financings as well as funding from its primary shareholders to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018

The Company generated $1,000 in revenues during the year ended December 31, 2019 as compared to no revenues for the year ended December 31, 2018. The increase in revenues is attributable to fees generated from sales of its services. Prior to the year ended December 31, 2019, the Company had focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the year ended December 31, 2019, the Company posted operating expenses of $116,500 and had a net loss of $115,500. In contrast, during the year ended December 31, 2018, the Company posted operating expenses and net loss of $21,144. The increase in operating expenses and net loss is attributable to increased costs related to the expansion of the operations of the Company.

During the years ended December 31, 2019 and 2018, the Company used $174,000 and $14,150, respectively, in operating activities and $0 in investing activities, respectively.  The Company generated $10,000 and $189,369, respectively, from financing activities, which consisted of proceeds received from the issuance of common stock.

The Company had a cash balance of $11,219 and $175,219 as of December 31, 2019 and 2018, respectively.

Equipment Financing

The Company has no existing equipment financing arrangements.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $11,219 in cash and $175,219 cash equivalents as of December 31, 2019 and 2018, respectively.

REVENUE

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 - Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

When the Company enters into a contract, the Company analyzes the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as agreement from both parties (implicit or explicit) that the obligations have been met. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

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

None.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Identification of Significant Employees

The Company currently has two part-time employees, not including independent sales consultants.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

•Registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation paid by the Company for the fiscal years of 2019 and 2018.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) I	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Clayton Patterson(1)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Harold Patterson(2)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

James Cassidy(3)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

James McKillop(4)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

To date, the company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management. The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2019.

(1)Clayton Patterson is the Company’s President, Secretary and a Director.

(2)Harold Patterson is the Company’s Chief Financial Officer and a Director.

(3)James Cassidy is the former President, Secretary and Director of the Company.

(4)James McKillop is the former Vice President and Director of the Company.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2019.

Employment Agreements

The Company shall enter into and maintain customary employment agreements with each of its officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2019, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Security Ownership of Officers, Directors and Certain Beneficial Holders

Name and Address of Beneficial Owner	Title of class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Clayton Patterson (2) (3)	Common Stock	2,502,000	(4)	56%
Harold Patterson (2)(5)	Common Stock	1,652,001	(6)	37%

(1)Based upon 4,477,418 shares outstanding as of December 31, 2019.

(2)The address of the Company’s Officers and Directors is 3210 E. Coralbell Ave., Mesa, AZ 85204.

(3)Clayton Patterson is the Company’s President, Secretary and a Director.

(4)Clayton Patterson is the beneficial owner of 2,502,000 shares of the Company’s common stock, comprised of 2,500,000 shares held by Patterson Consolidated, LLC, which is a company that is controlled by Mr. Clayton Patterson, and 2,000 shares of the Company’s common stock held by Mr. Clayton Patterson as an individual.

(5)Harold Patterson is the Company’s Chief Financial Officer and a Director.

(6)Harold Patterson is the beneficial owner of 1,652,001 shares of the Company’s common stock, comprised of 1,650,001 shares held by Patterson Holdings, Inc., which is a company that is controlled by Mr. Harold Patterson, and 2,000 shares of the Company’s common stock held by Mr. Harold Patterson as an individual.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On July 18, 2018, United Capital Consultants, Inc. (the “Company”) entered into a Consultancy Agreement with United Utilities Authority, Ltd., a company based in Thailand (“UUA”), to provide management consulting services (the “UUA Agreement”). UUA is a private utility specializing in renewable energy projects and has identified and begun due diligence and negotiations on potential acquisitions in the form of solar energy farms available for purchase in Thailand (the “Facility” or “Facilities”). UCC has been engaged by UUA to assist in management consulting and to prepare for expansion as UUA begins projects in developing countries. In exchange for the services to be rendered to UUA, the Company will be paid management consulting and training fees as well as fees based on capital raised for the benefit of UUA. The UUA Agreement will remain in effect for a term of ten (10) years unless otherwise terminated and shall then be renewed automatically for succeeding terms of three (3) years each until terminated. The UUA Agreement may be terminated upon 90 days’ written notice by either party, immediately upon notice of material breach, immediately upon the insolvency of either party, immediately in the event of force majeure or upon completion go the services to be rendered by the Company. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

In February 2019, the shares of common stock then held by Messrs. James Cassidy and James McKillop, the former officers and directors of the Company, were repurchased at a price per share of $0.05 per share.

On May 7, 2019, in connection with its agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand.

On May 22, 2019, United Capital Consultants, Inc. (“UCC” or the “Company”) and United Utilities Authority, Ltd. (“UUA”) entered into the Addendum No. 1 to the Consultancy Agreement (the “First Addendum”). Under the terms and conditions of the First Addendum, UCC shall be granted an option to directly purchase any Facilities with a collective generating capacity of 60 MW acquired by UUA or any interest in such Facilities acquired thereby. Upon completion of UCC’s acquisitions of any such Facilities, UCC shall enter into a separate agreement with UUA for UUA to manage such Facilities. Except as amended as set forth above, the UUA Agreement shall continue in full force and effect.

On July 5, 2019, United Capital Consultants, Inc. (“UCC” or the “Company”) and United Utilities Authority, Ltd. (“UUA”) entered into the Addendum No. 2 to the Consultancy Agreement (the “Second Addendum”). Under the terms and conditions of the Second Addendum, in order to comply with Thai law, Section 1 of the First Addendum was amended such that UCC shall be granted an option to directly purchase up to a 49% equity interest in any Facility to be acquired by UUA. Furthermore, under the terms and conditions of the Second Addendum, Section 3 of the Consultancy Agreement was amended such that UCC shall be issued equity interests in UUA equal to 18% of the total issued and outstanding equity interests of UUA, as calculated on a post-issuance basis. Except as amended in the Second Addendum, the UUA Agreement and the First Addendum shall continue in full force and effect. To date, we are in negotiations with an investment bank in connection with potential acquisitions to be governed by these agreements, but such arrangements have not yet been finalized.

In October 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 1,000 shares of its Common Stock to C&S Roofing LLC, which is entity controlled by which is entity controlled by Collin Patterson, who a family member of Harold Patterson and Clayton Patterson, who are the officers and directors of the Company, for total proceeds of $5,000, or $5.00 per share. The Company has used the proceeds for administrative purposes in connection with the operation of its business.

In November 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 180 shares of its Common Stock to C&S Roofing LLC, which is entity controlled by Collin Patterson, who is a family member of Harold Patterson and Clayton Patterson, who are the officers and directors of the Company, for total proceeds of $900, or $5.00 per share. The Company has used the proceeds for administrative purposes in connection with the operation of its business.

In November 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 1,820 shares of its Common Stock to Collin Patterson, who is a family member of Harold Patterson and Clayton Patterson, who are the officers and directors of the Company, for total proceeds of $9,100, or $5.00 per share. The Company has used the proceeds for administrative purposes in connection with the operation of its business.

In December 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 2,000 shares of its Common Stock to Clayton Patterson, an officer and director of the Company, for total proceeds of $10,000, or $5.00 per share. The Company has used the proceeds for administrative purposes in connection with the operation of its business.

In December 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 2,000 shares of its Common Stock to Harold Patterson, an officer and director of the Company, for total proceeds of $10,000, or $5.00 per share. The Company has used the proceeds for administrative purposes in connection with the operation of its business.

In February 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 10,000 shares of its Common Stock to C&S Roofing LLC, which is entity controlled by a family member of Harold Patterson and Clayton Patterson, who are the officers and directors of the Company, for total proceeds of $50,000, or $5.00 per share. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

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

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•Disclosing such transactions in reports where required;

•Disclosing in any and all filings with the SEC, where required;

•Obtaining disinterested directors consent; and

•Obtaining shareholder consent where required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

On August 9, 2018, the Company dismissed KCCW Accountancy Corp. (“KCCW”) as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah (“Pinnacle”), as its new independent registered accounting firm.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,000 with Pinnacle during fiscal year ended December 31, 2019 and $2,500 with KCCW and $1,500 with Pinnacle during fiscal year ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for the fiscal years ended December 31, 2019 and 2018.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended December 31, 2019 and 2018.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended December 31, 2019 and 2018.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and December 31, 2018

Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Notes to Financial Statements

EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.2	Bylaws (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed January 18, 2017)
10.1	Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.2	Client Consulting Agreement between United Capital Consultants, Inc. and Prochongkij Kornchong (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.3	Client Consulting Agreement between United Capital Consultants, Inc. and VARS Co. Ltd.(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.4	Teaming Agreement between United Capital Consultants and MAV Capital (filed as an exhibit to the Form 8-K dated November 16, 2018)
10.5	Addendum No. 1 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated May 28, 2019)
10.6	Addendum No. 2 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated July 10, 2019)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2020.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2020.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	April 21, 2020

/s/ Harold Patterson	Director	April 21, 2020

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Capital Consultants, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Capital Consultants, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continuing net losses and has no revenue-generating operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 21, 2020

UNITED CAPITAL CONSULTANTS, INC.

BALANCE SHEETS

As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash	$11,219	$175,219
Total current assets	11,219	175,219

Deposits - related party	65,000	-

Total assets	$76,219	$175,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$-	$-

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,477,418 and 4,970,418 shares issued and outstanding as of December 31, 2019 and 2018, respectively	448	497
Additional paid-in capital	217,266	200,717
Accumulated deficit	(141,495)	(25,995)
Total stockholders’ equity	76,219	175,219

Total liabilities and stockholders’ equity	$76,219	$175,219

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

	For the year ended December 31, 2019	For the year ended December 31, 2018

Revenue	$1,000	$-

Operating expenses	116,500	21,144

Loss before income taxes	(115,500)	(21,144)

Income tax expense	-	-

Net loss	$(115,500)	$(21,144)

Loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted average shares - basic and diluted	4,529,954	9,413,673

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2017	20,000,000	$2,000	$1,851	$(4,851)	$(1,000)

Common stock repurchased and cancelled	(19,620,000)	(1,962)	1,950	-	(12)
Common stock issued for cash	4,590,418	459	188,922	-	189,381
Stockholder contributions for company expenses	-	-	7,994	-	7,994
Net loss	-	-	-	(21,144)	(21,144)

Balance, December 31, 2018	4,970,418	497	200,717	(25,995)	175,219

Common stock repurchased and cancelled	(500,000)	(50)	(24,950)	-	(25,000)
Common stock issued for cash	7,000	1	34,999	-	35,000
Stockholder contributions for company expenses	-	-	6,500	-	6,500
Net loss	-	-	-	(115,500)	(115,500)

Balance, December 31, 2019	4,477,418	$448	$217,266	$(141,495)	$76,219

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	For the year ended December 31, 2019	For the year ended December 31, 2018

OPERATING ACTIVITIES
Net loss	$(115,500)	$(21,144)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid for by stockholder and contributed as capital	6,500	7,994
Changes in operating assets and liabilities:
Increase in deposits - related party	(65,000)	-
Decrease in accrued liabilities	-	(1,000)
Net cash (used in) operating activities	(174,000)	(14,150)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Issuance of common stock for cash	35,000	189,369
Repurchase of common stock	(25,000)	-
Net cash provided by financing activities	10,000	189,369

Net increase (decrease) in cash	(164,000)	175,219
Cash, beginning of period	175,219	-
Cash, end of period	$11,219	$175,219

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Cancellation of common shares	$50	$1,962

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Pursuant to the change in control and the Form 8-K filed on August 1, 2018, the Company changed its operations to become a business development and management company. The Company has entered into contracts with three foreign firms and intends to specialize in supporting the development and growth of its current and potential clients through counsel, training, and other support. Per the Form 8-K filed on November 16, 2018, the Company has entered into an agreement with an additional third party to assist in providing such services. The Company intends to support its clients both current and potential in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques.

On May 7, 2019, in connection with its agreement with United Utilities Authority (“UUA”), the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand (see Note 3).

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

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $11,219 in cash and $175,219 cash equivalents as of December 31, 2019 and 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2019 or December 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, and 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2019 and 2018, there were no outstanding potentially dilutive securities.

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

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

REVENUE

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

When the Company enters into a contract, the Company analyzes the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as agreement from both parties (implicit or explicit) that the obligations have been met. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

As of December 31, 2019, the Company recognized $1,000 in revenue from contracts with customers from work performed throughout the year. As of December 31, 2018 the Company did not recognize any revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 2 - GOING CONCERN

The Company has not generated significant revenue since inception to date and has sustained operating loss of $115,500 for the year ended December 31, 2019. The Company had working capital of $11,219 and an accumulated deficit of $141,495 as of December 31, 2019 and an accumulated deficit of $25,995 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2019 and 2018, there were 4,477,418 and 4,970,418 shares of common stock issued and outstanding, respectively. As of December 31, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.

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

From October to December 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 7,000 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $35,000.

NOTE 4 - INCOME TAXES

At December 31, 2019 and 2018, the Company has available unused net operating loss carryforwards of approximately $141,495 and $25,995, respectively, which may be applied against future taxable income. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $29,714 and $5,459 as of December 31, 2019 and 2018, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $24,255 during the year ended December 31, 2019.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Deferred tax assets and the valuation account are as follows:

	For the years ended
Deferred tax asset:	2019	2018
Net operating loss carryforward (at 21%)	$29,714	$5,459
Valuation allowance	(29,714)	(5,459)
	$-	$-

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the years ended
	2019	2018
Federal tax benefit (at 21%)	$24,255	$4,440
Change in valuation allowance	(24,255)	(4,440)
	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next year. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations and in the provision for income taxes. As of December 31, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018, 2017 and 2016.

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

On May 7, 2019, in connection with the Company’s agreement with UUA, the Company placed a $65,000 deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand (see Note 3).

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

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined that the following events require disclosure in accordance with ASC 855 Subsequent Events.

On February 4, 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 10,000 shares of its Common Stock to an entity controlled by an existing shareholder for total proceeds of $50,000, or $5 a share.

On March 14, 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of its Common Stock to a new shareholder for total proceeds of $5,000, or $5 a share.