Form 10-Q
period 2020-03-31
UNITED CAPITAL CONSULTANTS INC.
filed 2020-05-20
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

3210 E. Coralbell Ave.

Mesa, AZ 85204

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 480-666-4116

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of May 20, 2020, the Company had 4,489,918 shares of its common stock, par value $.0001 per share, issued and outstanding.

ii

UNITED CAPITAL CONSULTANTS INC.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of March 31, 2020 and December 31, 2019

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$20,930	$11,219
Total current assets	20,930	11,219

Deposits - related party	65,000	65,000

Total assets	$85,930	$76,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$-	$-

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,488,418 and 4,477,418 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	449	448
Additional paid-in capital	272,265	217,266
Accumulated deficit	(186,784)	(141,495)
Total stockholders’ equity	85,930	76,219

Total liabilities and stockholders’ equity	$85,930	$76,219

The accompanying notes are an integral part of these condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Revenue	$-	$1,000

Cost of revenue	-	-

Gross profit	-	1,000

Operating expenses	45,289	20,000

Loss before income taxes	(45,289)	(19,000)

Income tax expense	-	-

Net loss	$(45,289)	$(19,000)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	4,488,033	4,648,196

The accompanying notes are an integral part of these condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2018	4,970,418	$497	$200,717	$(25,995)	$175,219

Common stock repurchased and cancelled	(500,000)	(50)	(24,950)	-	(25,000)
Net loss	-	-	-	(19,000)	(19,000)

Balance, March 31, 2019	4,470,418	447	175,767	(44,995)	131,219

Balance, December 31, 2019	4,477,418	$448	$217,266	$(141,495)	$76,219

Common stock issued for cash	11,000	1	54,999	-	55,000
Net loss	-	-	-	(45,289)	(45,289)

Balance, March 31, 2020	4,488,418	$449	$272,265	$(186,784)	$85,930

The accompanying notes are an integral part of these condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

OPERATING ACTIVITIES
Net loss	$(45,289)	$(19,000)
Net cash (used in) operating activities	(45,289)	(19,000)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repurchase of common stock	-	(25,000)
Sale of common stock	55,000	-
Net cash provided by (used in) financing activities	55,000	(25,000)

Net increase (decrease) in cash	9,711	(44,000)

Cash, beginning of period	11,219	175,219

Cash, end of period	$20,930	$131,219

The accompanying notes are an integral part of these condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

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

On April 27, 2020, the Company entered into an agreement with Westwood Capital LLC (“Westwood”), a New York-based investment bank regulated by the United States Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority. The agreement engages Westwood to raise funds for the acquisition of operating renewable energy assets in Southeast Asia, which UCC intends to manage for investors in exchange for a management fee. Pursuant to this agreement, the Company’s business model has been adjusted to focus solely on the energy sector and management of renewable energy assets for the foreseeable future.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company chose December 31 as its fiscal year end.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $20,930 in cash and $11,219 cash equivalents as of March 31, 2020 and December 31, 2019, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2020 or December 31, 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2020 and December 31, 2019, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of March 31, 2020, and December 31, 2019, the Company does not have any such instruments.

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

When the Company enters into a contract, the Company analyzes the services required to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as agreement from both parties (implicit or explicit) that the obligations have been met. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $45,289 for the three months ended March 31, 2020. The Company had working capital of $20,930 and an accumulated deficit of $186,784 as of March 31, 2020, and working capital of $11,219 and an accumulated deficit of $141,495 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The Company’s management do not foresee that COVID-19 will have any impact on the Company and its ability to carry out its plans.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2020 and December 31, 2019, there were 4,488,418 and 4,477,418 shares of common stock issued and outstanding, respectively. As of March 31, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.

In February 2019, the Company purchased and immediately cancelled 500,000 shares of its issued and outstanding common stock at $.05 for $25,000 from James Cassidy and James McKillop.

From February to March 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 11,000 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $55,000.

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined that the following events require disclosure in accordance with ASC 855 Subsequent Events.

On April 27, 2020, the Company entered into an agreement with Westwood Capital LLC (“Westwood”), a New York-based investment bank regulated by the United States Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority. The agreement engages Westwood to raise funds for the acquisition of operating renewable energy assets in Southeast Asia, which UCC intends to manage for investors in exchange for a management fee. Pursuant to this agreement, the Company’s business model has been adjusted to focus solely on the energy sector and management of renewable energy assets for the foreseeable future.

From April 2020 to May 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,500 shares of common stock to 2 shareholders for $5 per share for total proceeds of $7,500.

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

On April 27, 2020, the Company entered into an agreement with Westwood Capital LLC (“Westwood”), a New York-based investment bank regulated by the United States Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority. The agreement engages Westwood to raise funds for the acquisition of operating renewable energy assets in Southeast Asia, which UCC intends to manage for investors in exchange for a management fee. Pursuant to this agreement, the Company’s business model has been adjusted to focus solely on the energy sector and management of renewable energy assets for the foreseeable future.

For the three months ended March 31, 2020, the Company generated no revenues and sustained a net loss of $45,289. As of March 31, 2020, the Company had an accumulated deficit of $186,784.

For the period ended December 31, 2019, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Liquidity and Capital Resources

The Company had a cash balance of $20,930 and $11,219 as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, the Company used cash in operating activities of $45,289. During such period, the Company also generated cash in financing activities of $55,000 from the issuance of common stock. In comparison, for three months ended March 31, 2019, the Company used cash in operating activities of $19,000 and used cash in financing activities of $25,000 for the repurchase and cancellation of common stock.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated limited revenues since its inception and there is no assurance of future revenues.

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

Discussion of the Three Months ended March 31, 2020 as compared to the Three Months ended March 31, 2019

Net revenues during the three months ended March 31, 2020 and March 31, 2019 were $0 and $1,000, respectively. The decrease in revenues resulted from fees generated in exchange for advisory services in the prior year and no similar services being performed in the current year.

During the three months ended March 31, 2020, the Company recorded operating expenses of $45,289, as compared to operating expenses of $20,000 for the three months ended March 31, 2019. These increases in costs largely resulted from the expansion of the Company’s business and the commercialization of its services.

During the three months ended March 31, 2020, the Company posted a net loss of $45,289 as compared to net loss of $19,000 for the three months ended March 31, 2019. The increase in net loss resulted from an increase in expenses related to the expansion of the Company’s business and the commercialization of its services.

For the three months ended March 31, 2020, the Company used cash in operating activities of $45,289. During such period, the Company also generated cash from financing activities of $55,000 from the sale of common stock. In comparison, for the three months ended March 31, 2019, the Company used cash in operating activities of $19,000 and used cash in financing activities of $25,000 for the repurchase of stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Revenue

The Company generates revenue from selling its business development and management consulting services. During the three months ended March 31, 2020, the Company generated no revenues, as compared to the three months ended March 31, 2019 when the Company recognized $1,000 from advisory services.

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

PART II - OTHER INFORMATION

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

In February 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 10,000 shares of its Common Stock to an entity controlled by existing shareholder for total proceeds of $50,000, or $5.00 per share. The Company used a portion of the proceeds of this sale for administrative purposes in connection with the operation of its business.

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

In April 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of its Common Stock to an entity controlled by existing shareholder for total proceeds of $5,000, or $5.00 per share. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

In May 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1 offering, the Company sold a total of 500 shares of its Common Stock to a new shareholder for total proceeds of $2,500, or $5.00 per share. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

Item 5. Other Information

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.2	Bylaws (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed January 18, 2017)
10.1	Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.2	Client Consulting Agreement between United Capital Consultants, Inc. and Prochongkij Kornchong (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.3	Client Consulting Agreement between United Capital Consultants, Inc. and VARS Co. Ltd.(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.4	Teaming Agreement between United Capital Consultants and MAV Capital (filed as an exhibit to the Form 8-K dated November 16, 2018)
10.5	Addendum No. 1 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated May 28, 2019)
10.6	Addendum No. 2 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated July 10, 2019)
10.7	Engagement Agreement between United Capital Consultants, Inc. and Westwood Capital LLC (filed as an exhibit to the Form 8-K dated May 7, 2020)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2020.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2020.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	May 20, 2020

/s/ Harold Patterson	Director	May 20, 2020