Form 10-Q
period 2020-09-30
UNITED CAPITAL CONSULTANTS INC.
filed 2020-11-20
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 20, 2020, the Company had 4,498,318 shares of its common stock, par value $.0001 per share, issued and outstanding.

ii

UNITED CAPITAL CONSULTANTS INC.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of September 30, 2020 and December 31, 2019

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets
Cash	$880	$11,219
Total current assets	880	11,219

Deposits	65,000	65,000

Total assets	$65,880	$76,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$-	$-

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,496,318 and 4,477,418 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	450	448
Additional paid-in capital	311,764	217,266
Accumulated deficit	(246,334)	(141,495)
Total stockholders’ equity	65,880	76,219

Total liabilities and stockholders’ equity	$65,880	$76,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$1,000

Cost of revenue	-	-	-	-

Gross profit	-	-	-	1,000

General and administrative	27,622	31,500	106,839	81,500
Total operating expenses	27,622	31,500	106,839	81,500

Operating loss	(27,622)	(31,500)	(106,839)	(80,500)

Other income (expense)
EIDL advance	-	-	2,000	-

Loss before taxes	(27,622)	(31,500)	(104,839)	(80,500)

Income tax expense	-	-	-	-

Net loss	$(27,622)	$(31,500)	$(104,839)	$(80,500)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares - basic and diluted	4,496,220	4,470,418	4,491,704	4,552,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2018	4,970,418	$497	$200,717	$(25,995)	$175,219

Common stock repurchased and cancelled	(500,000)	(50)	(24,950)	-	(25,000)
Net loss	-	-	-	(19,000)	(19,000)

Balance, March 31, 2019	4,470,418	447	175,767	(44,995)	131,219

Stockholder contributions	-	-	5,000	-	5,000
Net loss	-	-	-	(30,000)	(30,000)

Balance, June 30, 2019	4,470,418	447	180,767	(180,767)	106,219

Stockholder contributions	-	-	1,500	-	1,500
Net loss	-	-	-	(31,500)	(31,500)

Balance, September 30, 2019	4,470,418	447	182,267	$(106,495)	$76,219

Balance, December 31, 2019	4,477,418	$448	$217,266	$(141,495)	$76,219

Common stock issued for cash	11,000	1	54,999	-	55,000
Net loss	-	-	-	(45,289)	(45,289)

Balance, March 31, 2020	4,488,418	$449	$272,265	$(186,784)	$85,930

Common stock issued for cash	3,500	-	17,500	-	17,500
Net loss	-	-	-	(31,928)	(31,928)

Balance, June 30, 2020	4,491,918	$449	$289,765	$(218,712)	$71,502

Common stock issued for cash	4,400	1	21,999	-	22,000
Net loss	-	-	-	(27,622)	(27,622)

Balance, September 30, 2020	4,496,318	$450	$311,764	$(246,334)	$65,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,839)	$(80,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	6,500
Changes in operating assets and liabilities:
Increase in deposits	-	(65,000)
Net cash used in operating activities	(104,839)	(139,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(25,000)
Proceeds from sale of common stock	94,500	-
Net cash provided by (used in) financing activities	94,500	(25,000)

Net cash decrease in period	(10,339)	(164,000)

Cash, beginning of period	11,219	175,219

Cash, end of period	$880	$11,219

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc.  (the “Company” or “UCC”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In April 2018, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Thicket Sound Acquisition Corporation to United Capital Consultants, Inc.

Pursuant to the change in control and the Form 8-K filed on August 1, 2018, the Company began to develop as a business development and management company. The Company entered into contracts with three foreign firms to specialize in supporting the development and growth of its clients through counsel, training, and other support and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. Per the Form 8-K filed on November 16, 2018, the Company entered an agreement with an additional third party to assist in providing such services. The Company has since shifted its focus to emphasize cooperation with United Utilities Authority (“UUA”), a related party (Note 4), in the renewable energy sector. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations.

On May 7, 2019, in connection with its agreement with UUA, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand (see Note 3).

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $880 and $11,219 in cash as of September 30, 2020 and December 31, 2019, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2020 or December 31, 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2020 and December 31, 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2020 and December 31, 2019, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of September 30, 2020, and December 31, 2019, the Company does not have any such instruments.

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

During the nine months ended September 30, 2020 and 2019, the Company recognized $0 and $1,000 in revenues, which were derived from fees generated from sales of its services.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2020 and December 31, 2019, there were no outstanding potentially dilutive securities.

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $106,839 for the nine months ended September 30, 2020. The Company had working capital of $880 and an accumulated deficit of $246,334 as of September 30, 2020, and working capital of $11,219 and an accumulated deficit of $141,495 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2020 and December 31, 2019, there were 4,496,318 and 4,477,418 shares of common stock issued and outstanding, respectively. As of September 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.

In February 2019, the Company purchased and immediately cancelled 500,000 shares of its issued and outstanding common stock at $.05 for $25,000 from James Cassidy and James McKillop, who are former officers and directors of the Company.

From February to September 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 18,900 shares of common stock to existing shareholders or their entities or related parties for $5 per share for total proceeds of $94,500.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

During October and November 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 2,000 shares of common stock to an existing shareholder for $5 per share for total proceeds of $10,000.

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

The Company has entered into contracts with three foreign firms and intends to specialize in supporting the development and growth of its clients through counsel, training, and other support, and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. Per the Form 8-K filed on November 16, 2018, the Company has entered into an agreement with an additional third party to assist in providing such services. The Company intends to support its clients in evaluating and improving the client’s business plan, management methods, and capital raising structures and techniques. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations. As discussed earlier in this report, we do not expect that our operations will be adversely impacted by the Covid-19 pandemic.

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

For the nine months ended September 30, 2020, the Company generated no revenues and sustained a net loss of $104,839. As of September 30, 2020, the Company had an accumulated deficit of $246,334. However, the Company has entered into agreements with several customers to provide management consulting services in furtherance of its business model.

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

Revenues and Losses

During the nine months ended September 30, 2020, the Company posted no revenues, total operating expenses of $106,839, consisting of general and administrative expenses of $106,839, and a net loss of $104,839. The Company recognized other income from an advance received as a part of the “Cares Act” through the Economic Injury Disaster Loan program in the amount of $2,000. The advance does not have to be paid back. During the nine months ended September 30, 2019, the Company posted revenues of $1,000, total operating expenses of $81,500 and net loss of $80,500.

Liquidity and Capital Resources

The Company had a cash balance of $880 and $11,219 as of September 30, 2020 and December 31, 2019, respectively.

Since its inception, the Company has devoted most of its efforts to business planning, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the start-up stage until it recently began formal operations. The Company generated limited revenues since its inception and there is no assurance of future revenues.

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

Discussion of the Three Months ended September 30, 2020 as compared to the Three Months ended September 30, 2019

Revenues during the three months ended September 30, 2020 and 2019 were $0.

During the three months ended September 30, 2020, the Company posted operating expenses of $27,622, consisting of general and administrative expenses of $27,622, as compared to operating expenses of $31,500, consisting of general and administrative expenses of $31,500, for the three months ended September 30, 2019. These decreases in costs largely resulted from a decrease in operating activity due to a decline in general economic conditions.

During the three months ended September 30, 2020, the Company posted a net loss of $27,622 as compared to net loss of $31,500 for the three months ended September 30, 2019. The decrease in net loss resulted from a decrease in operating costs related to decreases in operating activity due to a decline in general economic conditions.

Discussion of the Nine Months ended September 30, 2020 as compared to the Nine Months ended September 30, 2019

Revenues during the nine months ended September 30, 2020 were $0 as compared to revenues for the nine months ended September 30, 2019 of $1,000. The decrease in revenue is related to changes in market conditions for the Company’s services.

During the nine months ended September 30, 2020, the Company posted operating expenses of $106,839, consisting of general and administrative expenses of $106,839, as compared to operating expenses of $81,500, consisting of general and administrative expenses of $81,500, for the nine months ended September 30, 2019. These increases in costs largely resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

During the nine months ended September 30, 2020, the Company recognized other income from an advance received as a part of the “Cares Act” through the Economic Injury Disaster Loan program in the amount of $2,000. The advance does not have to be paid back. The Company did not receive this advance during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company posted a net loss of $104,839 as compared to net loss of $80,500 for the nine months ended September 30, 2019. The increase in net loss resulted from an increase in legal and other professional fees as a result of the expansion of the Company’s business and the commercialization of its services.

For the nine months ended September 30, 2020, the Company used cash in operating activities of $104,839. During such period, the Company did not use or generate any cash in investing activities and generated cash from financing activities of $94,500 from the sale of stock. In comparison, for the nine months ended September 30, 2019, the Company used cash in operating activities of $139,000, did not use or generate any cash in investing activities and used cash in financing activities of $25,000 in connection with the repurchase of stock.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as provided below, there are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q.

From July 2020 to September 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 4,400 shares of common stock to existing shareholders or their entities or related parties for $5 per share for total proceeds of $22,000. The Company has used the proceeds of this sale for administrative purposes in connection with the operation of its business.

From October 2020 to November 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 2,000 shares of common stock to 1 shareholder for $5 per share for total proceeds of $10,000. The Company has used a portion of the proceeds of this sale for administrative purposes in connection with the operation of its business.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2020.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2020.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	November 20, 2020

/s/ Harold Patterson	Director	November 20, 2020