Form 10-K
period 2020-12-31
UNITED CAPITAL CONSULTANTS INC.
filed 2021-04-15
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55740

UNITED CAPITAL CONSULTANTS INC.

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

1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 15, 2021, there were 4,501,818 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

3

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

4

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

The Business: Renewable Energy Project Development and Asset Management Services

Summary of the Business

United Capital Consultants, Inc. (“United Capital Consultants,” “UCC” or the “Company”) is focused in the renewable energy sector with an emphasis in project development and asset management. UCC has engaged a Wall Street Investment Bank to establish a renewable energy fund, which UCC will manage. UCC will initially be focused on projects in Southeast Asia, where management has a number of strong relationships in business and government. Our team has identified a significant number of acquisition targets and has prepared strategic partnerships to manage the operations of each facility. The mission of United Capital Consultants is to create reliable, long term cash flow for its investors. United Capital Consultants ensures its success by targeting a large, niche market in which it has competitive advantages. We believe that we have uniquely talented team members and a position of access that sets us apart.

The founders of United Capital Consultants have substantial experience in the development and management of renewable energy assets as well as experience in comparable industries such as real estate and land development. The Company's unique relationships in Southeast Asia and access to US capital markets provides a unique opportunity to build a substantial portfolio of projects backed by governments or other credible counterparties. UCC's unique position in Southeast Asia positions it to facilitate consolidation of a fragmented space. UCC evaluates opportunities and selects the projects that provide a greater return than comparable alternatives. Through its local teams, as greater scale is achieved, UCC will be able to lower costs and provide greater value in each roll-up. These synergistic advantages create optimum value for UCC's clients and shareholders.

United Capital Consultants will manage and operate assets intended to provided a reliable return to its investors. UCC will be compensated via a management fee based on the performance of the assets it manages. We will also develop projects for sale into the fund. These projects will provide an opportunity for profit via a developer's premium (the difference between the sale price of the asset and the cost of development) and grow the asset management business by providing greater volume and diversity. The mission of United Capital Consultants is to achieve maximum returns for its clients and investors.

Keys to Success

United Capital Consultants intends to ensure its success by targeting a large, niche market in which it has specific competitive advantages. Due to geographical, cultural, and language barriers, very few Western firms successfully operate in the renewable energy space in Southeast Asia. We believe that United Capital Consultants is in a unique position to bridge these gaps through its diverse US and Southeast Asian teams with backgrounds in local languages and cultures. We believe that local competition lacks the capital for aggressive expansion and do not have access to US or other international capital markets. We believe that this allows for significant growth in both established and emerging markets. The following are key aspects to UCC that we believe will allow it to secure opportunities that will build value for shareholders.

Industry Expertise

UCC has built a team of industry experts and strategic partners who have significant experience in real estate development, construction, and the renewable energy sector, including the development of thousands of MegaWatts in projects and managing operations of projects totaling billions of dollars in value. As growth is achieved and cash flows established, these and other individuals will move from a part-time consultant status to full-time team members.

The diversity and expertise of UCC’s team will allow it to effectively manage new project development and acquisition/management of existing assets.

Language and Culture

UCC’s team unites experts from multiple cultural backgrounds who speak local languages providing numerous benefits:

•Access to and ease in coordinating with clients in its target markets

•Ability to avoid hurdles and promote growth through understanding of cultural challenges in specific areas of different countries

•Ease in negotiating and coordinating with government agencies and State-Owned Enterprises

•Opportunity for continued expansion into new markets

•Ability to swiftly identify projects not typically available to foreign firms

Relationships with Business and Government Leaders

UCC’s team has invested time and resources into studying various markets and in developing relationships in those countries. As plans are made for expansion, said model can be repeated. United Capital Consultant’s management team has established rapport with government officials and business leaders in various countries in Southeast Asia, including:

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

•SME, SBA, and other similar business organizations

•National, state, and city Chambers of Commerce

•Various private business executives and owners

•Board members and officers of public companies

Quality of staff

United Capital Consultants has begun building a team of experts ready to develop and manage renewable energy assets. Skilled staff; including various consultants and specialists, from the United States and Asia are available to support our growth. Each team member is specifically chosen based on their location, culture, language, and needs related to the projects they will help manage. This strategy is designed to ensure the highest level of quality in building our asset base and providing returns for our shareholders. As we investigate projects in various countries, we will ensure that we have local personnel available to provide country-specific insight and expertise as needed. In addition to quality personnel, UCC has begun to establish partnerships and relationships with a variety of firms to ensure quality and effectiveness. By carefully selecting quality firms as partners, we believe that UCC will increase its ability to successfully develop and operate its pipeline of projects. We believe that this method not only expands our reach and ability, but limits our liability and overhead.

Strategy and Implementation

United Capital Consultants plan of implementation is one of risk mitigation. UCC has also identified and adopted risk mitigation strategies as follows:

•Mitigation of Exchange Rate Fluctuations: Working internationally presents the risk of exchange rate fluctuation. Negotiations with off takers may in some cases allow for payment in US dollars. In some projects where the government is involved, UCC’s management team has previously negotiated contracts in US dollars and intends to replicate those models. UCC has met with Merrill Lynch and Bank of America representatives regarding an international cross-currency account that can provide an opportunity to utilize and profit on currency diversity as opposed to being threatened by it.

•Political Unrest Mitigation: Regime changes and other political unrest are detrimental to industry, commerce, and the overall economy of nations. It can also lead to concerns over enforcement of contracts. By dealing with entities with a strong history of stability and integrity, we are able to mitigate the risk of political unrest. Additionally, we intend to achieve significant geographic diversity to provide protection from any national or regional unrest or economic instability that may arise. To further mitigate risk, we plan on obtaining Political Risk Insurance from the Overseas Private Investment Corporation.

•Natural Disasters Risk Mitigation: Natural disasters can damage or destroy facilities and bring operations and entire economies to a halt, significantly harming cash flow. In addition to surveying and identifying the lowest risk opportunities available, UCC will mitigate risk with appropriate insurance when applicable.

With these strategies in place, UCC can execute its plan of implementation by beginning operations with existing opportunities. As UCC continues to work with its Investment Bank to establish the renewable energy fund, we will begin implementing smaller development opportunities that require only what capital we are able to reasonably raise on our own. This will add to the legitimacy of the fund while creating long term recurring revenues. As this business segment grows and as the renewable energy fund is established, we will be able to bring on additional staff and more actively pursue larger projects.

We believe that our team and model provide unique opportunities not typically available to competitors, consequently maximizing our returns. Our ultimate goal is to grow into a worldwide operation that receives and reviews new potential projects daily so as to maximize our influence in the renewable sector and create the best returns possible for our shareholders.

Potential Effect of the COVID-19 Global Pandemic on our Business Operations

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, the virus was declared as a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our clients’ ability to perform their missions and is in many cases disrupting their operations. It may also impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer-imposed limitations and using various technologies to perform their functions. We could see delays or changes in customer demand.

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

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate any adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

Products and Services

United Capital Consultants intends to perform several synergistic operations in the renewable sector. Each alone provides a unique opportunity for growth. Additionally, each portion of our operations will fuel the others. Below are examples of our planned operations:

Asset Management

UCC has engaged a Wall Street Investment Bank to establish a renewable energy fund, which UCC will manage. UCC will initially be focused on projects in Southeast Asia, where management has a number of strong relationships in business and government. Our team has identified a significant number of acquisition targets and has prepared prospective staff members and strategic partnerships to manage the operations of each facility. This business model will provide long-term recurring revenues as each project will have at least a 15-year lifespan.

Project Development

UCC will also leverage its network to provide opportunities for new project development either via obtaining Power Purchase Agreements from State Owned Electricity Companies or by dealing directly with commercial clients who use significant amounts of electricity. These commercial clients will see immediate savings from the use of a PV Solar System, making it an easy sale. UCC has entered into an MOU with a large Chinese EPC/Finance firm (CMEC) to assist in funding these projects. It is anticipated that they will provide 80-90% of the project cost in debt financing, lowering UCC's barrier to entry. Once projects are completed, they can be held for the long term cash flow, or sold into the renewable energy fund or to another interested buyer. This will feed our asset management business and provide additional capital to pursue other development opportunities.

Direct Investment

UCC is confident in its ability to select, acquire, manage, and develop projects. Therefore, we intend to hold equity positions in individual projects or the renewable energy fund as a whole. As we receive management fees or developer's premiums, we may invest a significant portion thereof into the fund. This practice allows us to “put our money where our mouths are” and provide confidence to our clients and returns to our shareholders.

Proxy Business Activities

When appropriate, UCC may engage in business activities through its client/subsidiaries or in related business activities that overlap those interests.

Plan of Operation and Locations

United Capital Consultants’ primary office is located at 3210 E. Coralbell Ave., Mesa, AZ 85204. Satellite offices and work sites will be maintained near or at each project site. Initially, nearly all of our projects will be located in Southeast Asia. Our team is prepared to expand into other parts of the world as positive cash flow is achieved in existing markets. Decisions to expand will be made based on the opportunities available in each market and how their returns compare to those available in existing markets. As expansion will not create significant overhead or operating expenses until projects begin (and projects will provide sufficient revenue as to be self-sustaining), the determining factor will simply be the opportunities available.

The Market

The Greater Mekong Sub-region countries (comprised of Cambodia, Lao PDR, Myanmar, Thailand, and Vietnam) have had significant population growth of 1.12% average annual growth since 2000, with an increase of 34.0 million people over the same period. Urbanization has steadily progressed in the area, with 36.7 million people moving into cities since 2000 - with an aggregate average annual urban growth rate of 1.9 percent. The region has been rapidly transforming as technological increases, production, consumption, and investment fuel economic expansion. Greater Mekong Sub-region (GMS) countries’ economies have a robust 7.1% average GDP growth since 2000, compared to the 2.9% average growth rate of the world economy at large over the same period.

Electricity consumption has steadily risen as the economies in the region expand. On average, aggregate electricity consumption has grown 7.7% annually since 2000. Consumption is predicted to continue to expand at a more moderate pace over the next 20 years. Since 1990, GMS has expanded electricity production by 7.47% annually on average. Continued economic growth, population changes, and technological advancement will require significant investment for additional electricity production. Beyond increasing the total capacity for electricity generation, significant reinvestment is necessary to repair and replace depreciated facilities. For example, in the period of 2015-2036 Thailand anticipates replacing 24.7 GW of installed capacity while installing an additional capacity of 32.8 GW.

Energy source makeup varies widely across the region. The region is deficient in fossil fuels relative to the world, but has abundant sources of hydropower generation. Governments in the GMS plan on increasing electricity production from fossil fuels in the medium term. However, growing public concern about the environment, international agreements to curb emissions, and lower costs for alternative methods of electricity production have all contributed to increasing electricity production from renewable sources. For instance, public protests in Thailand have tabled plans for new coal plants and forced officials to turn to natural gas, renewable sources, and additional imports to meet rising demand. Renewable energy has proved particularly popular in Thailand; between 2014 and 2017, the installed capacity for solar has doubled, and wind has tripled.

The significant size of this market and its continuing growth coupled with our extensive network in the region creates a unique opportunity for UCC. Additionally, each country has a State-Owned Electricity Company, often leading to investment grade counterparties on Power Purchase Agreements. UCC's focus is on growth and sustainability, both of which are key features of this market. Team members with backgrounds in this market allow us to overcome geographical, language, and cultural barriers.

Marketing Strategy

United Capital Consultants does not plan on utilizing any conventional advertising. Our work is predicated almost solely on direct relationships. We have utilized the network built by our founders to establish a pipeline of dozens of potential projects. By utilizing local relationships in the private and public sector, and because of the nature of our business, we will have no need for traditional advertising. Should ever there be a lull in potential projects, UCC will initiate an internet campaign via social media and other online sources to identify opportunities for commercial solar projects.

Competition

UCC is approaching a significant niche in world markets. We believe that there are few organizations with an approach that is similar to UCC. Most other companies operating in this space in the same geographical region are local companies who lack access to larger capital markets, or foreign firms who lack local access and cultural nuance that allow maximum growth potential.

Pricing

United Capital Consultants operates on a philosophy of sustainability. Therefore, we intend that pricing will be determined based on performance. With regards to asset management, we plan to be compensated based on the performance of the assets which we operate. We anticipate a standard fund management fee of 20% of profits beyond a benchmark mutually agreed upon by ourselves and other investors. For project development, our profit via developer's premiums will be contingent on the cost to develop a project and the price we are able to sell it for. The sale price will likely be based on projected future cash flows. We believe that these pricing principles will allow UCC to adhere to its cash flow positive policy, ensure profitability, and provide quality services to its clients.

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

PLAN OF OPERATION

Business Plan and Potential Revenue

United Capital Consultants is focused in the renewable energy sector with an emphasis in project development and asset management. UCC has engaged a Wall Street Investment Bank to establish a renewable energy fund, which UCC will manage. UCC will initially be focused on projects in Southeast Asia, where management has a number of strong relationships in business and government. Our team has identified a significant number of acquisition targets and has prepared strategic partnerships to manage the operations of each facility. The mission of United Capital Consultants is to create reliable, long term cash flow for its investors. United Capital Consultants ensures its success by targeting a large, niche market in which it has competitive advantages. We believe that we have uniquely talented team members and a position of access that sets us apart.

The founders of United Capital Consultants have substantial experience in the development and management of renewable energy assets as well as experience in comparable industries such as real estate and land development. The Company's unique relationships in Southeast Asia and access to US capital markets provides a unique opportunity to build a substantial portfolio of projects backed by governments or other credible counterparties. UCC's unique position in Southeast Asia positions it to facilitate consolidation of a fragmented space. UCC evaluates opportunities and selects the projects that provide a greater return than comparable alternatives. Through its local teams, as greater scale is achieved, UCC will be able to lower costs and provide greater value in each roll-up. These synergistic advantages create optimum value for UCC's clients and shareholders.

United Capital Consultants will manage and operate assets intended to provided a reliable return to its investors. UCC will be compensated via a management fee based on the performance of the assets it manages. We will also develop projects for sale into the fund. These projects will provide an opportunity for profit via a developer's premium (the difference between the sale price of the asset and the cost of development) and grow the asset management business by providing greater volume and diversity. The mission of United Capital Consultants is to achieve maximum returns for its clients and investors.

Our next 12 months of operations we plan to work with Westwood Capital and United Utilities Authority to further develop our operations. It is anticipated that UCC will acquire significant stakes in either UUA and its operating assets, creating recurring cash flows for UCC. Our initial milestones include having executing an agreement with a Chinese EPC/debt funding partner (CMEC), and finalizing agreements for construction of the first commercial solar rooftop lease systems (on May 7, 2019, in connection with our agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand. Negotiations on said project have ended and the deposit has been applied to a rooftop project). We then intend to begin construction of those initial projects (within 4 months), complete them (which we expect will be finalized within 5 months) see initial cash flows from them (which we expect will be finalized within 6 months) and begin repeating the process in overlapping, recurring tranches. This may require us to hire a project manager at the start of construction and a salesperson at the completion of the first project to assist in further building the pipeline. This process will build a balance sheet and recurring revenues for UCC. However, as discussed earlier in this report, we expect that our operations will be adversely impacted by the Covid-19 pandemic. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the overall impact in 2021 and beyond on our Company at this time.

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

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTCQB Venture Capital Market. The OTCQB Venture Capital Market is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTCQB Venture Capital Market, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general, there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Stockholders

As of March 31, 2021, were approximately 53 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q other than the below issuances.

From February to November 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 22,900 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $114,500. The Company has used the proceeds for administrative purposes in connection with the operation of its business.

On January 19, 2021, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of its Common Stock to an entity controlled by an existing shareholder for total proceeds of $5,000, or $5 a share. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

On February 24, 2021, the Company sold 500 shares of its Common Stock to an entity controlled by an existing shareholder for total proceeds of $2,500, or $5 a share in a private placement transaction that is exempt from registration under Section 4(a)(2) of the Securities Act. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

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

Overview

United Capital Consultants, Inc. (the “Company”) was incorporated as “Thicket Sound Acquisition Corporation” on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the start-up since inception. In April 2018, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from “Thicket Sound Acquisition Corporation” to United Capital Consultants, Inc.

Pursuant to the change in control and the Form 8-K filed on August 1, 2018, the Company intended to further develop as a business development and management company. The Company entered into contracts with three foreign firms intending to specialize in supporting the development and growth of its clients through counsel, training, and other support, and anticipated accepting clients in a variety of industries based on potential for growth and profitability. The Company has since entered an agreement with Westwood Capital, a licensed investment bank in New York City and shifted its focus to work solely in the renewable energy sector. The company intends to identify and manage renewable assets for Westwood's investors in exchange for a management fee. However, as discussed earlier in this report, we expect that our operations will be adversely impacted by the Covid-19 pandemic. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the overall impact in 2021 and beyond on our company at this time.

On May 7, 2019, in connection with its agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a refundable deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2-Megawatt solar farm in Thailand. Due to failed negotiations, the project has been abandoned and the deposit is being applied to a solar rooftop development opportunity.

In connection with the deposit placed on May 7, 2019, the Company has since entered into two amendments to its agreement with UUA (as reported in the Company’s Current Reports on Form 8-K filed on May 23, 2019 and July 10, 2019, respectively), granting the Company a potential equity stake in UUA in exchange for its services (which have not yet been issued and shall be conveyed upon completing the acquisition of the first project in UUA’s pipeline, which is still in the process of negotiations with a non-related party), and granting the Company the right to invest in 60 Megawatts of solar farms in UUA’s pipeline in an amount which (as required by Thai law) shall not exceed 49% of the issued and outstanding shares in any project company. UUA will act as the in country operator of said solar assets. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations.

For the year ended December 31, 2020, the Company generated a total of $2,000 in other income in connection with a government grant. During the year ended December 31, 2020, the Company sustained a net loss of $159,051 and had an accumulated deficit of $300,546.

For the years ended December 31, 2020 and 2019, the Company’s independent auditors issued a report expressing substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2020, the Company posted other income of $2,000 and operating expenses of $161,051. The Company had $0 in interest and income tax expense, resulting in a net loss of $159,051.

Liquidity and Capital Resources

The Company had a cash balance of $1,668 as of December 31, 2020.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2021.

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

Discussion of the Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019

The Company generated $2,000 in other income during the year ended December 31, 2020 as compared $1,000 in revenues for the year ended December 31, 2019. The other income recognized during the year ended December 31, 2020 are from an advance received as a part of the “Cares Act” through the Economic Injury Disaster Loan program in the amount of $2,000. The advance does not have to be paid back.  In contrast, during the year ended December 31, 2019, the Company recognized $1,000 in revenue from contracts with customers from work performed throughout the year.

During the year ended December 31, 2020, the Company posted operating expenses of $161,051 and had a net loss of $159,051. In contrast, during the year ended December 31, 2019, the Company posted operating expenses of $116,500 and net loss of $115,500. The increase in operating expenses and net loss is attributable to increased costs related to the expansion of the operations of the Company.

During the years ended December 31, 2020 and 2019, the Company used $124,051 and $174,000, respectively, in operating activities and $0 in investing activities, respectively. The Company generated $114,500 and $10,000, respectively, from financing activities, which consisted of proceeds received from the issuance of common stock.

The Company had a cash balance of $1,668 and $11,219 as of December 31, 2020 and 2019, respectively.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $1,668 and $11,219 in cash and cash equivalents as of December 31, 2020 and 2019, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2020 or December 31, 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, and 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2020 and 2019, there were no outstanding potentially dilutive securities.

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

As of December 31, 2020 and December 31, 2019 the Company did not have any financial instruments accounted for through the fair value measurements noted above.

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

As of December 31, 2020, the Company recognized $2,000 in other income in the form of a government grant. As of December 31, 2019, the Company recognized $1,000 in revenue from contracts with customers from work performed throughout the year.

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

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Clayton Patterson

President, Secretary & Director

Clayton Patterson serves as President, Secretary, and a director of the Company. Since 2016, Mr. Patterson has served as the Chief Executive Officer of United Utilities Authority Co., Ltd., which operates in Southeast Asia as a private utility. As CEO, Mr. Patterson negotiates with local and national leaders to obtain agreements to study and implement projects. Mr. Patterson is currently managing pre-feasibility studies with the Ministry of Energy and Mines in Laos. Since 2013, Mr. Patterson has also worked as Chief Financial Officer of Patterson Enterprises, Inc. at which he oversees overall growth and management of the company and subsidiaries which perform multi-million-dollar construction projects. He also oversees hiring, management and payroll of a core crew of 45 employees and 120 independent contractors. From February 2011 to April 2013, Mr. Patterson was a full time missionary in Thailand performing various community service projects and serving in a variety of leadership capacities. He taught weekly English classes to over 145 students. Mr. Patterson is fluent in three dialects of Thai and one dialect of Laos.

Harold Patterson

Chief Financial Officer & Director

Harold Patterson serves as Chief Financial Officer and a director of the Company. Since 2005, Mr. Harold Patterson has served as Chief Executive Officer of Patterson Enterprises, Inc. at which he manages all company personnel, sub-contractors, and all phases of the building process for multi-million-dollar projects. He has implemented the long- and short-term goals of the company and acted as a liaison on behalf of owners and clients in the acquisition of capital for project funding. He has successfully managed bidding numerous multi-million-dollar projects. From 2001 to 2003, Mr. Patterson served as a full time missionary in Paraguay serving in a variety of leadership and community service projects. He taught English to over 100 students in Paraguay and in Arizona. Mr. Patterson is fluent in Spanish and Guarani.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation paid by the Company for the fiscal years of 2020 and 2019.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) I	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Clayton Patterson(1)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

Harold Patterson(2)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

To date, the Company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management. The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2020.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2020.

Employment Agreements

The Company shall enter into and maintain customary employment agreements with each of its officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2020, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Security Ownership of Officers, Directors and Certain Beneficial Holders

Name and Address of Beneficial Owner	Title of class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Clayton Patterson (2) (3)	Common Stock	2,505,000	(4)	55.66%
Harold Patterson (2)(5)	Common Stock	1,655,001	(6)	36.77%

(1)Based upon 4,500,318 shares outstanding as of December 31, 2020.

(2)The address of the Company’s Officers and Directors is 3210 E. Coralbell Ave., Mesa, AZ 85204.

(3)Clayton Patterson is the Company’s President, Secretary and a Director.

(4)Clayton Patterson is the beneficial owner of 2,505,000 shares of the Company’s common stock, comprised of 2,503,000 shares held by Patterson Consolidated, LLC, which is a company that is controlled by Mr. Clayton Patterson, and 2,000 shares of the Company’s common stock held by Mr. Clayton Patterson as an individual.

(5)Harold Patterson is the Company’s Chief Financial Officer and a Director.

(6)Harold Patterson is the beneficial owner of 1,655,001 shares of the Company’s common stock, comprised of 1,650,001 shares held by Patterson Holdings, Inc., which is a company that is controlled by Mr. Harold Patterson, and 5,000 shares of the Company’s common stock held by Mr. Harold Patterson as an individual.

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

On May 7, 2019, in connection with the Company’s agreement with UUA, the Company placed a $65,000 deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2-Megawatt solar farm in Thailand (see Note 3).

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

This and other projects are currently being evaluated and undergoing due diligence and negotiations in connection with the Agreement which the Company entered into with Westwood Capital on April 27, 2020.

Other than the foregoing, there were no transactions, or any currently proposed transactions, since the beginning of the Company's last fiscal year in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,000 during fiscal year ended December 31, 2020 and $8,000 during fiscal year ended December 31, 2019.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended December 31, 2020 and 2019.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended December 31, 2020 and 2019.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and December 31, 2019

Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2021.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2021.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	April 15, 2021.

/s/ Harold Patterson	Director	April 15, 2021.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Capital Consultants, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Capital Consultants, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 15, 2021

UNITED CAPITAL CONSULTANTS, INC.

BALANCE SHEETS

As of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$1,668	$11,219
Total current assets	1,668	11,219

Deposits - related party	65,000	65,000

Total assets	$66,668	$76,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	35,000	-
Total liabilities	$35,000	$-

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,500,318 and 4,477,418 shares issued and outstanding as of December 31, 2020 and 2019, respectively	450	448
Additional paid-in capital	331,764	217,266
Accumulated deficit	(300,546)	(141,495)
Total stockholders’ equity	31,668	76,219

Total liabilities and stockholders’ equity	$66,668	$76,219

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020 and 2019

	For the year ended December 31, 2020	For the year ended December 31, 2019

REVENUES
Revenue	$-	$1,000
Total Revenues	-	1,000

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	1,000

OPERATING EXPENSES
General and Administrative Expenses	161,051	116,500
Total Operating Expenses	$161,051	$116,500

Other Income (Expense)
Other Income	2,000	-
Total Other Income/(Expense)	$2,000	$-

NET LOSS BEFORE INCOME TAXES	(159,051)	(115,500)
Provision for Income Taxes	-	-
Net loss	$(159,051)	$(115,500)

Loss per share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares - basic and diluted	4,491,989	4,529,954

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2018	4,970,418	$497	$200,717	$(25,995)	$175,219

Common stock repurchased and cancelled	(500,000)	(50)	(24,950)	-	(25,000)
Common stock issued for cash	7,000	1	34,999	-	35,000
Stockholder contributions for company expenses	-	-	6,500	-	6,500
Net loss	-	-	-	(115,500)	(115,500)

Balance, December 31, 2019	4,477,418	448	217,266	(141,495)	76,219

Common stock issued for cash	22,900	2	114,498	-	114,500
Net loss	-	-	-	(159,051)	(159,051)

Balance, December 31, 2020	4,500,318	$450	$331,764	$(300,546)	$31,668

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

	For the year ended December 31, 2020	For the year ended December 31, 2019

OPERATING ACTIVITIES
Net loss	$(159,051)	$(115,500)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid for by stockholder and contributed as capital	-	6,500
Changes in operating assets and liabilities:
Increase in deposits - related party	-	(65,000)
Increase in accrued expenses	35,000	-
Net cash used in operating activities	(124,051)	(174,000)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Issuance of common stock for cash	114,500	35,000
Repurchase of common stock	-	(25,000)
Net cash provided by financing activities	114,500	10,000

Net decrease in cash	(9,551)	(164,000)
Cash, beginning of period	11,219	175,219
Cash, end of period	$1,668	$11,219

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Cancellation of common shares	$-	$50

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

United Capital Consultants, Inc.  (the “Company” or “UCC”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the start-up stage since inception. In April 2018, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors.

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

On April 27, 2020, the Company entered into an agreement with Westwood Capital LLC (“Westwood”), a New York-based investment bank regulated by the United States Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority. The agreement engages Westwood to raise funds for the acquisition of operating renewable energy assets in Southeast Asia, which UCC intends to manage for investors in exchange for a management fee. Pursuant to this agreement, the Company’s business model has been adjusted to focus solely on the energy sector and development, acquisition, and management of renewable energy assets for the foreseeable future.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $1,668 and $11,219 in cash and cash equivalents as of December 31, 2020 and 2019, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2020 or December 31, 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2020 and 2019, there were no outstanding potentially dilutive securities.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE

The Company recognizes revenue from its contracts with customers in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

As of December 31, 2020, the Company recognized $2,000 in other income in the form of a government grant. As of December 31, 2019, the Company recognized $1,000 in revenue from contracts with customers from work performed throughout the year.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 - GOING CONCERN

The Company has not generated significant revenue since inception to date and has sustained operating loss of $159,051 for the year ended December 31, 2020. The Company had working capital of $1,668 and an accumulated deficit of $300,546 as of December 31, 2020 and an accumulated deficit of $141,495 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED EXPENSES

On December 31, 2020, there was $35,000 in Accrued Expenses related to professional fees. On December 31, 2019 there was $nil in Accrued Expenses.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2020 and 2019, there were 4,500,318 and 4,477,418 shares of common stock issued and outstanding, respectively. As of December 31, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.

In February 2019, the Company purchased and immediately cancelled 500,000 shares of its issued and outstanding common stock at $0.05 for $25,000.

From October to December 2019, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 7,000 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $35,000.

From February to November 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 22,900 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $114,500.

NOTE 5 - INCOME TAXES

At December 31, 2020 and 2019, the Company has available unused net operating loss carryforwards of approximately $300,546 and $141,495, respectively, which may be applied against future taxable income. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards.

The net deferred tax assets are approximately $63,115 and $29,714 as of December 31, 2020 and 2019, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $33,401 during the year ended December 31, 2020.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5 - INCOME TAXES (CONTINUED)

The Company has evaluated Staff Accounting Bulletin No. 118. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the tax rates provided under the Tax Cuts & Jobs Act.

Deferred tax assets and the valuation account are as follows:

	For the years ended
	2020	2019
Deferred tax asset:
Net operating loss carryforward (at 21%)	$63,115	$29,714
Valuation allowance	(63,115)	(29,714)
	$-	$-

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the years ended
	2020	2019
Federal tax benefit (at 21%)	$33,401	$24,255
Change in valuation allowance	(33,401)	(24,255)
	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next year. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations and in the provision for income taxes. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

This and other projects are currently being evaluated and undergoing due diligence and negotiations in connection with the Agreement which the Company entered into with Westwood Capital on April 27, 2020.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined that the following events require disclosure in accordance with ASC 855 Subsequent Events.

On January 19, 2021, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of its Common Stock to an entity controlled by an existing shareholder for total proceeds of $5,000, or $5 a share.

On February 24, 2021, the Company sold 500 shares of its Common Stock to an entity controlled by an existing shareholder for total proceeds of $2,500, or $5 a share in a private placement transaction.