Form 10-Q
period 2021-03-31
UNITED CAPITAL CONSULTANTS INC.
filed 2021-05-24
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

i

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

As of May 24, 2021, the Company had 4,501,818 shares of its common stock, par value $.0001 per share, issued and outstanding.

ii

UNITED CAPITAL CONSULTANTS INC.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of March 31, 2021 and December 31, 2020

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$1,298	$1,668
Total current assets	1,298	1,668

Deposits - related party	65,000	65,000

Total assets	$66,298	$66,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	35,000	35,000
Total liabilities	$35,000	$35,000

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,501,818 and 4,500,318 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	450	450
Additional paid-in capital	339,264	331,764
Accumulated deficit	(308,416)	(300,546)
Total stockholders’ equity	31,298	31,668

Total liabilities and stockholders’ equity	$66,298	$66,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue	$-	$-

Operating expenses	7,870	45,289

Loss from operations	(7,870)	(45,289)

Income tax expense	-	-

Net loss	$(7,870)	$(45,289)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares - basic and diluted	4,478,812	4,488,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2019	4,477,418	$448	$217,266	$(141,495)	$76,219

Common stock issued for cash	11,000	1	54,999	-	55,000
Net loss	-	-	-	(45,289)	(45,289)

Balance, March 31, 2020	4,488,418	$449	$272,265	$(186,784)	$85,930

Balance, December 31, 2020	4,500,318	$450	$331,764	$(300,546)	$31,668

Common stock issued for cash	1,500	-	7,500	-	7,500
Net loss	-	-	-	(7,870)	(7,870)

Balance, March 31, 2021	4,501,818	$450	$339,264	$(308,416)	$31,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(7,870)	$(45,289)
Net cash (used in) operating activities	(7,870)	(45,289)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	7,500	55,000
Net cash provided by financing activities	7,500	55,000

Net increase (decrease) in cash	(370)	9,711

Cash, beginning of period	1,668	11,219

Cash, end of period	$1,298	$20,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

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

In connection with the deposit placed on May 7, 2019, the Company has since entered into two amendments to its agreement with UUA (as reported in the Company’s Current Reports on Form 8-K filed on May 23, 2019 and July 10, 2019), granting the Company a potential equity stake in UUA in exchange for its services (which have not yet been issued and shall be conveyed upon completing the first acquisition of a project in UUA’s pipeline, and granting the Company the right to invest in 60 Megawatts of solar farms in UUA’s pipeline in an amount which (as required by Thai law) shall not exceed 49% of the issued and outstanding shares in any project company. The Company has identified a local attorney to structure ownership to ensure majority voting and economic rights in the projects for investors. UUA will act as the operator of said solar assets. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations.

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $1,298 in cash and $1,668 cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2021 or December 31, 2020.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2021 and December 31, 2020, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of March 31, 2021, and December 31, 2020, the Company does not have any such instruments.

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $7,870 for the three months ended March 31, 2021. The Company had a negative working capital of $33,702 and an accumulated deficit of $308,416 as of March 31, 2021, and a negative working capital of $33,332 and an accumulated deficit of $300,546 as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2021 and December 31, 2020, there were 4,501,818 and 4,500,318 shares of common stock issued and outstanding, respectively. As of March 31, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

In January 2021, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of common stock to an existing shareholder or their entities for $5 per share for total proceeds of $5,000.

In February 2021, in a Private Placement, the Company sold 500 shares of common stock to an existing shareholder for $5 per share for total proceeds of $2,500.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

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

In connection with the deposit placed on May 7, 2019 and pursuant to the Form 8-K filed on May 23, 2019 and subsequently on July 10, 2019, the Company has since entered into two amendments to its agreement with UUA (as reported in the Company’s Current Reports on Form 8-K filed on May 23, 2019 and July 10, 2019, respectively), granting the Company an 18% equity stake in UUA in exchange for its services (which have not yet been issued and shall be conveyed upon completing the first acquisition of a project in UUA’s pipeline), and granting the Company the right to invest in 60 Megawatts of solar farms in UUA’s pipeline in an amount which shall not exceed 49% of the issued and outstanding shares in any project company. UUA will act as the operator of said solar assets. The Company has identified a local attorney to structure ownership to ensure majority voting and economic rights in the projects for investors. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

In January 2021, it was determined that STEEM Inc. Co. Ltd. would not be acquired and the deposit has been applied to the development of a commercial roof top solar project in UUA's pipeline. UCC will act as asset manager while UUA will manage day to day technical operations. This and other projects are currently being evaluated and undergoing due diligence and negotiations in connection with the Agreement which the Company entered into with Westwood Capital on April 27, 2020.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined that there are no events that have occurred that require disclosure in accordance with ASC 855 Subsequent Events.

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

For the three months ended March 31, 2021, the Company generated no revenues and sustained a net loss of $7,870. As of March 31, 2021, the Company had an accumulated deficit of $308,416.

For the period ended December 31, 2020, the Company’s independent auditors issued a report expressing substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Liquidity and Capital Resources

The Company had a cash balance of $1,298 and $1,668 as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, the Company used cash in operating activities of $7,870. During such period, the Company also generated cash in financing activities of $7,500 from the sale of common stock. In comparison, for three months ended March 31, 2020, the Company used cash in operating activities of $45,289 and generated cash from financing activities of $55,000 from the sale of common stock.

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

Discussion of the Three Months ended March 31, 2021 as compared to the Three Months ended March 31, 2020

Net revenues during the three months ended March 31, 2021 and March 31, 2020 were $0 and $0, respectively.

During the three months ended March 31, 2021, the Company recorded operating expenses of $7,870, as compared to operating expenses of $45,289 for the three months ended March 31, 2020. This decrease in costs largely resulted from the contraction of operations related to a slow down in general economic conditions.

For the three months ended March 31, 2021, the Company used cash in operating activities of $7,870. During such period, the Company also generated cash from financing activities of $7,500 from the sale of common stock. In comparison, for the three months ended March 31, 2020, the Company used cash in operating activities of $45,289. During such period, the Company also generated cash from financing activities of $55,000 from the sale of common stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Revenue

The Company generates revenue from selling its business development and management consulting services. During the three months ended March 31, 2021 and 2020, respectively, the Company generated no revenues.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2021.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2021.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	May 24, 2021

/s/ Harold Patterson	Director	May 24, 2021