Form 10-Q
period 2021-09-30
UNITED CAPITAL CONSULTANTS INC.
filed 2021-11-19
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 19, 2021, the Company had 4,505,418 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

UNITED CAPITAL CONSULTANTS INC.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of September 30, 2021 and December 31, 2020

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets
Cash	$2,215	$1,668
Total current assets	2,215	1,668

Deposits - related party	65,000	65,000

Total assets	$67,215	$66,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	50,000	35,000
Total liabilities	$50,000	$35,000

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,505,418 and 4,500,318 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	451	450
Additional paid-in capital	357,263	331,764
Accumulated deficit	(340,499)	(300,546)
Total stockholders’ equity	17,215	31,668

Total liabilities and stockholders’ equity	$67,215	$66,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	11,553	27,622	39,953	106,839
Total operating expenses	11,553	27,622	39,953	106,839

Operating loss	(11,553)	(27,622)	(39,953)	(106,839)

Other income (expense)
EIDL advance	-	-	-	2,000

Loss before taxes	(11,553)	(27,622)	(39,953)	(104,839)

Income tax expense	-	-	-	-

Net loss	$(11,553)	$(27,622)	$(39,953)	$(104,839)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares - basic and diluted	4,503,782	4,496,220	4,502,401	4,491,704

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2019	4,477,418	$448	$217,266	$(141,495)	$76,219

Common stock issued for cash	11,000	1	54,999	-	55,000
Net loss	-	-	-	(45,289)	(45,289)

Balance, March 31, 2020	4,488,418	$449	$272,265	$(186,784)	$85,930

Common stock issued for cash	3,500	-	17,500	-	17,500
Net loss	-	-	-	(31,928)	(31,928)

Balance, June 30, 2020	4,491,918	$449	$289,765	$(218,712)	$71,502

Common stock issued for cash	4,400	1	21,999	-	22,000
Net loss	-	-	-	(27,622)	(27,622)

Balance, September 30, 2020	4,496,318	$450	$311,764	$(246,334)	$65,880

Balance, December 31, 2020	4,500,318	$450	$331,764	$(300,546)	$31,668

Common stock issued for cash	1,500	-	7,500	-	7,500
Net loss	-	-	-	(7,870)	(7,870)

Balance, March 31, 2021	4,501,818	$450	$339,264	$(308,416)	$31,298

Common stock issued for cash	1,000	-	5,000	-	5,000
Net loss	-	-	-	(20,530)	(20,530)

Balance, June 30, 2021	4,502,818	$450	$344,264	$(328,946)	$15,768

Common stock issued for cash	2,600	1	12,999	-	13,000
Net loss	-	-	-	(11,553)	(11,553)

Balance, September 30, 2021	4,505,418	$451	$357,263	$(340,499)	$17,215

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(39,953)	$(104,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued liabilities	15,000	-
Net cash used in operating activities	(24,953)	(104,839)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,500	94,500
Net cash provided by financing activities	25,500	94,500

Net cash increase (decrease) in period	547	(10,339)

Cash, beginning of period	1,668	11,219

Cash, end of period	$2,215	$880

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

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

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of September 30, 2021, services have consisted of introducing one client and performing preliminary site studies and inspections. Revenues will be achieved upon completion of solar installation at the client’s premises.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $2,215 in cash and $1,668 cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2021 or December 31, 2020.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2021 and December 31, 2020, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of September 30, 2021, and December 31, 2020, the Company does not have any such instruments.

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $39,953 for the nine months ended September 30, 2021. The Company had a negative working capital of $48,785 and an accumulated deficit of $340,499 as of September 30, 2021, and a negative working capital of $33,332 and an accumulated deficit of $300,546 as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The Company’s management expects that COVID-19 will delay its plans for project development in Asia.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2021 and December 31, 2020, there were 4,505,418 and 4,500,318 shares of common stock issued and outstanding, respectively. As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

During the nine months ended September 30, 2021, in Private Placements, the Company sold 5,100 shares of common stock to existing shareholders for $5 per share for total proceeds of $25,500.

During the nine months ended September 30, 2020, the Company sold 18,900 shares of common stock to existing shareholders for $5 per share for total proceeds of $94,500.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined that there are no events that require disclosure in accordance with ASC 855 Subsequent Events.

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

On May 7, 2019, in connection with its agreement with UUA, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand. In January 2021, it was determined that STEEM Inc. Co. Ltd. would not be acquired and the deposit has been applied to the development of a commercial roof top solar project in UUA's pipeline. UCC will act as asset manager while UUA will manage day to day technical operations. This and other projects are currently being evaluated and undergoing due diligence and negotiations in connection with the Agreement which the Company entered into with Westwood Capital on April 27, 2020 (please see supra). Due to the current situation in Thailand as relating to COVID-19, these projects have been significantly delayed.

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

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of September 30, 2021, services have consisted of introducing one client and performing preliminary site studies and inspections. Revenues will be achieved upon completion of solar installation at the client’s premises.

For the nine months ended September 30, 2021, the Company generated no revenues and sustained a net loss of $39,953. As of September 30, 2021, the Company had an accumulated deficit of $340,499.

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

Liquidity and Capital Resources

The Company had a cash balance of $ 2,215 and $1,668 as of September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021, the Company used cash in operating activities of $24,953. During such period, the Company also generated cash in financing activities of $25,500 from the sale of common stock. In comparison, for the nine months ended September 30, 2020, the Company used cash in operating activities of $104,839 and generated cash from financing activities of $94,500 from the sale of common stock.

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

Discussion of the Three Months ended September 30, 2021 as compared to the Three Months ended September 30, 2020

Revenues during the three months ended September 30, 2021 and 2020 were $0.

During the three months ended September 30, 2021, the Company posted operating expenses of $11,553 as compared to operating expenses of $27,622 for the three months ended September 30, 2020. The decrease in operating expenses resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

During the three months ended September 30, 2021, the Company posted a net loss of $11,553 as compared to net loss of $27,622 for the three months ended September 30, 2020. The decrease in net loss resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

Discussion of the Nine Months Ended September 30, 2021 as compared to the Nine Months Ended September 30, 2020

Revenues during the nine months ended September 30, 2021 and 2020 were $0.

During the nine months ended September 30, 2021, the Company posted operating expenses of $39,953 as compared to operating expenses of $106,839 for the nine months ended September 30, 2020. The decrease in net loss resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

During the nine months ended September 30, 2020, the Company recognized other income from an advance apart of the “Cares Act” through the Economic Injury Disaster Loan program in the amount of $2,000. The advance does not have to be paid back. The Company did not receive this advance during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company posted a net loss of $39,953 as compared to net loss of $104,839 for the nine months ended September 30, 2020. The decrease in net loss resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

For the nine months ended September 30, 2021, the Company used cash in operating activities of $24,953. During such period, the Company did not use or generate any cash in investing activities and generated cash from financing activities of $25,500 from the sale of stock. In comparison, for the nine months ended September 30, 2020, the Company used cash in operating activities of $104,839. During such period, the Company did not use or generate any cash in investing activities and generated cash from financing activities of $94,500 from the sale of stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Revenue

The Company generates revenue from selling its business development and management consulting services. During the nine months ended September 30, 2021 and 2020, respectively, the Company generated no revenues.

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

In the 3rd quarter of 2021, the Company sold 2,600 shares of its Common Stock to existing affiliated shareholders for total proceeds of $13,000, or $5 a share, in private placement transactions that are exempt from registration under Section 4(a)(2) of the Securities Act. The Company used a portion of the proceeds of these sales for administrative purposes in connection with the operation of its business.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2021.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2021.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	November 19, 2021

/s/ Harold Patterson	Director	November 19, 2021