Form 10-K
period 2021-12-31
UNITED CAPITAL CONSULTANTS INC.
filed 2022-03-31
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

i

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

Yes ☐   No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At March 30, 2022, there were 4,509,418 shares of the registrant’s common stock outstanding.

Auditor Firm ID: 6117	Auditor Name: Heaton and Company	Auditor Location: Farmington, Utah

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

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

United Capital Consultants, Inc. (“UCC” or the “Company”) was incorporated as Thicket Sound Acquisition Corporation on December 7, 2016 under the laws of the State of Delaware. In April 2018, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

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

The Business: Renewable Energy Project Development and Asset Management Services

Summary of the Business

United Capital Consultants, Inc. (“United Capital Consultants,” “UCC” or the “Company”) is a focused in the renewable energy sector with an emphasis in project development and asset management. UCC has engaged a Wall Street Investment Bank to establish a renewable energy fund, which UCC will manage. UCC will initially be focused on projects in Southeast Asia, where management has a number of strong relationships in business and government. Our team has identified a significant number of acquisition targets and has prepared strategic partnerships to manage the operations of each facility. The mission of United Capital Consultants is to create reliable, long term cash flow for its investors. United Capital Consultants ensures its success by targeting a large, niche market in which it has competitive advantages. We believe that we have uniquely talented team members and a position of access that sets us apart.

The founders of United Capital Consultants have substantial experience in the development and management of renewable energy assets as well as experience in comparable industries such as real estate and land development. The Company's unique relationships in Southeast Asia and access to US capital markets provides a unique opportunity to build a substantial portfolio of projects backed by governments or other credible counterparties. UCC's unique position in Southeast Asia positions it to facilitate consolidated of a fragmented space.  UCC evaluates opportunities and selects the projects that provide a greater return than comparable alternatives. Through its local teams, as greater scale is achieved, UCC will be able to lower costs and provide greater value in each roll-up. These synergistic advantages create optimum value for UCC's clients and shareholders.

United Capital Consultants will manage and operate assets intended to provide a reliable return to its investors. UCC will be compensated via a management fee based on the performance of the assets it manages. We will also develop projects for sale into the fund. These projects will provide an opportunity for profit via a developer's premium (the difference between the sale price of the asset and the cost of development) and grow the asset management business by providing greater volume and diversity. The mission of United Capital Consultants is to achieve maximum returns for its clients and investors.

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

•Ease in negotiating and coordinating with government agencies and State-Owned Enterprises

•Opportunity for continued expansion into new markets

•Ability to swiftly identify projects not typically available to foreign firms

Relationships with Business and Government Leaders

UCC’s team has invested time and resources into studying various markets in and developing relationships in those countries. As plans are made for expansion, said model can be repeated. United Capital Consultant’s management team has established rapport with government officials and business leaders in various countries in Southeast Asia, including:

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

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate any adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

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

THE COMPANY

Change of Control

United Capital Consultants, Inc. (“UCC” or the “Company”) was incorporated as Thicket Sound Acquisition Corporation on December 7, 2016 under the laws of the State of Delaware. In April 2018, the Company implemented a change of control by issuing shares to a new shareholder, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

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

PLAN OF OPERATION

Business Plan and Potential Revenue

United Capital Consultants, Inc. (“United Capital Consultants,” “UCC” or the “Company”) is a focused in the renewable energy sector with an emphasis in project development and asset management. UCC has engaged a Wall Street Investment Bank to establish a renewable energy fund, which UCC will manage. UCC will initially be focused on projects in Southeast Asia, where management has a number of strong relationships in business and government. Our team has identified a significant number of acquisition targets and has prepared strategic partnerships to manage the operations of each facility. The mission of United Capital Consultants is to create reliable, long term cash flow for its investors. United Capital Consultants ensures its success by targeting a large, niche market in which it has competitive advantages. We believe that we have uniquely talented team members and a position of access that sets us apart.

The founders of United Capital Consultants have substantial experience in the development and management of renewable energy assets as well as experience in comparable industries such as real estate and land development. The Company's unique relationships in Southeast Asia and access to US capital markets provides a unique opportunity to build a substantial portfolio of projects backed by governments or other credible counterparties. UCC's unique position in Southeast Asia positions it to facilitate consolidated of a fragmented space.  UCC evaluates opportunities and selects the projects that provide a greater return than comparable alternatives. Through its local teams, as greater scale is achieved, UCC will be able to lower costs and provide greater value in each roll-up. These synergistic advantages create optimum value for UCC's clients and shareholders.

United Capital Consultants will manage and operate assets intended to provide a reliable return to its investors. UCC will be compensated via a management fee based on the performance of the assets it manages. We will also develop projects for sale into the fund. These projects will provide an opportunity for profit via a developer's premium (the difference between the sale price of the asset and the cost of development) and grow the asset management business by providing greater volume and diversity. The mission of United Capital Consultants is to achieve maximum returns for its clients and investors.

Our next 12 months of operations we plan to work with Westwood Capital, United Utilities Authority and Energy Zero Solutions LLC to further develop our operations. It is anticipated that UCC will acquire significant stakes in either UUA and its operating assets, creating recurring cash flows for UCC. Our initial milestones include having executing an agreement with a Chinese EPC/debt funding partner (CMEC), and finalizing agreements for construction of the first commercial solar rooftop lease systems (on May 7, 2019, in connection with our agreement with United Utilities Authority (“UUA”) and the Company’s goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations, the Company placed a deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand. In January 2021, it was determined that STEEM Inc. Co. Ltd. would not be acquired and the deposit has been applied to the development of a commercial roof top solar project in UUA's pipeline. UCC will act as asset manager while UUA will manage day to day technical operations. Furthermore, we entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects.

However, as discussed earlier in this report, we expect that our operations will be adversely impacted by the Covid-19 pandemic. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the overall impact in 2022 and beyond on our Company at this time.

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

Stockholders

As of March 30, 2022, were approximately 53 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

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

From February to November 2021, in Private Placements, the Company sold 5,600 shares to existing shareholders or their entities for $5 per share for total proceeds of $28,000.

In February 2022, in Private Placements, the Company sold 1,500 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $7,500.

In March 2022, in Private Placements, the Company sold 1,000 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $5,000.

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

Pursuant to the change in control and the Form 8-K filed on August 1, 2018, the Company began to develop as a business development and management company. The Company entered into contracts with three foreign firms to specialize in supporting the development and growth of its clients through counsel, training, and other support and anticipates that it will accept clients in a variety of industries based on potential for growth and profitability. Per the Form 8-K filed on November 16, 2018, the Company entered an agreement with an additional third party to assist in providing such services. The Company has since shifted its focus to emphasize cooperation with United Utilities Authority (“UUA”), a related party, in the renewable energy sector. The Company anticipates that it will obtain an equity position in its clients and potentially engage in business activities to create business verticals synergistic in nature to its clients’ operations.

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

For the year ended December 31, 2021, the Company generated a total of $0. During the year ended December 31, 2021, the Company sustained a net loss of $48,907 and had an accumulated deficit of $349,453.

For the years ended December 31, 2021 and 2020, the Company’s independent auditors issued a report expressing substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2021, the Company posted no revenues and operating expenses of $48,907. The Company had $0 in interest and income tax expense, resulting in a net loss of $48,907.

Liquidity and Capital Resources

The Company had a cash balance of $761 as of December 31, 2021.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2022.

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

Discussion of the Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020

The Company generated $0 in revenues during the year ended December 31, 2021 as compared to $2,000 in other income during the year ended December 31, 2020. The other income recognized during the year ended December 31, 2020 are from an advance received as a part of the “Cares Act” through the Economic Injury Disaster Loan program in the amount of $2,000. The advance does not have to be paid back.

During the year ended December 31, 2021, the Company posted operating expenses of $48,907 and had a net loss of $48,907. In contrast, during the year ended December 31, 2020, the Company posted operating expenses of $161,051 and had a net loss of $159,051. The decrease in operating expenses and net loss is attributable to decreased costs related to the contraction of the operations of the Company resulting from the COVID-19 pandemic.

During the years ended December 31, 2021 and 2020, the Company used $33,907 and $124,051, respectively, in operating activities and $0 in investing activities.  The Company generated $33,000 and $114,500, respectively, from financing activities, which consisted of proceeds received from the issuance of common stock.

The Company had a cash balance of $761 and $1,668 as of December 31, 2021 and 2020, respectively.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $761 and $1,668 in cash and cash equivalents as of December 31, 2021 and 2020, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2021 or 2020.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2021 and 2020, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial instruments such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments. As of December 31, 2021 and 2020, the Company does not have any such instruments.

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

During the year ended December 31, 2021, the Company recognized no revenue. During the year ended December 31, 2020, the Company recognized $2,000 in other income in the form of a government grant.

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

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Clayton Patterson

President, Secretary & Director

Clayton Patterson serves as President, Secretary, and a director of the Company. Clayton has broad experience in commercial construction, development, and the energy sector. As Chief Financial Officer of Patterson Enterprises, a regional commercial construction, and development firm operating in the Southwestern United States, he was integrally involved in a range of projects. He was instrumental in obtaining and successfully completing a number of large scale projects such as the various phases of the Grant 55 housing projects with the San Carlos Apache Tribe for construction of 104 single-family homes and related infrastructure, including civil construction, roads, and utilities as well as the Tribe’s Tax Credit VII project for the rehabilitation of 50 housing units and other similar projects, including funding and construction of multiple commercial and residential real estate developments.

He has consulted on a large number of projects internationally including the development of over a dozen solar projects throughout Thailand, including solar farms and roof-mounted systems, the installation of underground and overhead electrical transmission systems in several cities, construction of electrical substations, and renovation of high voltage systems for government-owned airports.

He is fluent in several dialects of Thai and Laotian and has served as a volunteer interpreter and advisor to ASEAN government and business leaders. Through these activities, he developed deep relationships with throughout the region. He studied International Business at Arizona State University.

Harold Patterson

Chief Financial Officer & Director

Harold Patterson serves as Chief Financial Officer and a director of the Company. Since 2005, Mr. Harold Patterson has served as Chief Executive Officer of Patterson Enterprises, Inc. at which he manages all company personnel, sub-contractors, and all phases of the building process for multi-million-dollar projects. He has implemented the long- and short-term goals of the company and acted as a liaison on behalf of owners and clients in the acquisition of capital for project funding. He has successfully managed bidding numerous multi-million-dollar projects. Harold is experienced in projects that include the design and development of roads, electrical and communications lines, water, sewer, and structures.

At Patterson Enterprises, Harold manages and administers an annual top line in sales exceeding $40,000,000. As a design/builder, Harold regularly procured project finance for developments ranging from $20,000,000 to $75,000,000 in value. Mr. Patterson is fluent in Spanish and Guarani.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation paid by the Company for the fiscal years of 2021 and 2020.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) I	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Clayton Patterson(1)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Harold Patterson(2)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

To date, the Company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management. The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2021.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2021.

Employment Agreements

The Company shall enter into and maintain customary employment agreements with each of its officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2021, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Security Ownership of Officers, Directors and Certain Beneficial Holders

Name and Address of Beneficial Owner	Title of class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Clayton Patterson (2) (3)	Common Stock	2,511,000	(4)	56%
Harold Patterson (2)(5)	Common Stock	1,655,601	(6)	37%

(1)Based upon 4,506,918 shares outstanding as of December 31, 2021.

(2)The address of the Company’s Officers and Directors is 3210 E. Coralbell Ave., Mesa, AZ 85204.

(3)Clayton Patterson is the Company’s President, Secretary and a Director.

(4)Clayton Patterson is the beneficial owner of 2,511,000 shares of the Company’s common stock, comprised of 2,509,000 shares held by Patterson Consolidated, LLC, which is a company that is controlled by Mr. Clayton Patterson, and 2,000 shares of the Company’s common stock held by Mr. Clayton Patterson as an individual.

(5)Harold Patterson is the Company’s Chief Financial Officer and a Director.

(6)Harold Patterson is the beneficial owner of 1,655,601 shares of the Company’s common stock, comprised of 1,650,001 shares held by Patterson Holdings, Inc., which is a company that is controlled by Mr. Harold Patterson, and 5,600 shares of the Company’s common stock held by Mr. Harold Patterson as an individual.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,528 during fiscal year ended December 31, 2021 and $9,008 during fiscal year ended December 31, 2020.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for the fiscal years ended December 31, 2021 and 2020.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended December 31, 2021 and 2020.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended December 31, 2021 and 2020.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and December 31, 2021

Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020

Notes to Financial Statements

EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.2	Bylaws (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed January 18, 2017)
10.1	Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.2	Client Consulting Agreement between United Capital Consultants, Inc. and Prochongkij Kornchong (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.3	Client Consulting Agreement between United Capital Consultants, Inc. and VARS Co. Ltd.(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.4	Teaming Agreement between United Capital Consultants and MAV Capital (filed as an exhibit to the Form 8-K dated November 16, 2018)
10.5	Addendum No. 1 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated May 28, 2019)
10.6	Addendum No. 2 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated July 10, 2019)
10.7	Consulting Agreement between United Capital Consultants, Inc. and Energy Zero Solutions LLC (filed as an exhibit to the Form 8-K dated September 1, 2021)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	March 31, 2022.

/s/ Harold Patterson	Director	March 31, 2022.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Capital Consultants, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Capital Consultants, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2022

UNITED CAPITAL CONSULTANTS, INC.

BALANCE SHEETS

As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$761	$1,668
Total current assets	761	1,668

Deposits - related party	65,000	65,000

Total assets	$65,761	$66,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	50,000	35,000
Total liabilities	$50,000	$35,000

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,506,918 and 4,500,318 shares issued and outstanding as of December 31, 2021 and 2020, respectively	451	450
Additional paid-in capital	364,763	331,764
Accumulated deficit	(349,453)	(300,546)
Total stockholders’ equity	15,761	31,668

Total liabilities and stockholders’ equity	$65,761	$66,668

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	For the year ended December 31, 2021	For the year ended December 31, 2020

REVENUES
Revenue	$-	$-
Total Revenues	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
General and Administrative Expenses	48,907	161,051
Total Operating Expenses	$48,907	$161,051

Other Income (Expense)
Other Income	-	2,000
Total Other Income/(Expense)	$-	$2,000

NET LOSS BEFORE INCOME TAXES	(48,907)	(159,051)
Provision for Income Taxes	-	-
Net loss	$(48,907)	$(159,051)

Loss per share - basic and diluted	$(0.01)	$(0.04)

Weighted average shares - basic and diluted	4,503,573	4,491,989

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2019	4,477,418	448	217,266	(141,495)	76,219

Common stock issued for cash	22,900	2	114,498	-	114,500
Net loss	-	-	-	(159,051)	(159,051)

Balance, December 31, 2020	4,500,318	$450	$331,764	$(300,546)	$31,668

Common stock issued for cash	6,600	1	32,999	-	33,000
Net loss	-	-	-	(48,907)	(48,907)

Balance, December 31, 2021	4,506,918	$451	$364,763	$(349,453)	$15,761

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	For the year ended December 31, 2021	For the year ended December 31, 2020

OPERATING ACTIVITIES
Net loss	$(48,907)	$(159,051)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Increase in accrued expenses	15,000	35,000
Net cash used in operating activities	(33,907)	(124,051)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Issuance of common stock for cash	33,000	114,500
Net cash provided by financing activities	33,000	114,500

Net decrease in cash	(907)	(9,551)
Cash, beginning of period	1,668	11,219
Cash, end of period	$761	$1,668

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of December 31, 2021, services have consisted of introducing one client, performing preliminary site studies and inspections, and facilitating system design and price negotiations. Revenues will be achieved upon completion of solar installation at the client’s premises.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $761 and $1,668 in cash and cash equivalents as of December 31, 2021 and 2020, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2021 or 2020.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2021 and 2020, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial instruments such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments. As of December 31, 2021 and 2020, the Company does not have any such instruments.

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

During the year ended December 31, 2021, the Company recognized no revenue. During the year ended December 31, 2020, the Company recognized $2,000 in other income in the form of a government grant.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

UNITED CAPITAL CONSULTANTS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 2 - GOING CONCERN

The Company has not generated significant revenue since inception to date and has sustained operating loss of $48,907 for the year ended December 31, 2021. The Company had working capital of $761 and an accumulated deficit of $349,453 as of December 31, 2021 and an accumulated deficit of $300,546 as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2021 and 2020, there were 4,506,918 and 4,500,318 shares of common stock issued and outstanding, respectively. As of December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.

From February to November 2020, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 22,900 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $114,500.

In January 2021, in relation to its registered offering pursuant to its Registration Statement on Form S-1, the Company sold 1,000 shares of common stock to an existing shareholder for their entity for $5 per share for total proceeds of $5,000.

From February to November 2021, in Private Placements, the Company sold 5,600 shares to existing shareholders or their entities for $5 per share for total proceeds of $28,000.

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

December 31, 2021 and 2020

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

NOTE 5 - SUBSEQUENT EVENTS

In February 2022, in Private Placements, the Company sold 1,500 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $7,500.

In March 2022, in Private Placements, the Company sold 1,000 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $5,000.

The Company has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued and determined there are no additional events requiring disclosure.