Form 10-Q
period 2022-03-31
UNITED CAPITAL CONSULTANTS INC.
filed 2022-05-20
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 20, 2022, the Company had 4,511,918 shares of its common stock, par value $.0001 per share, issued and outstanding.

ii

UNITED CAPITAL CONSULTANTS INC.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of March 31, 2022 and December 31, 2021

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$2,811	$761
Total current assets	2,811	761

Deposits - related party	65,000	65,000

Total assets	$67,811	$65,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	45,000	50,000
Total liabilities	$45,000	$50,000

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,509,418 and 4,506,918 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	451	451
Additional paid-in capital	377,263	364,763
Accumulated deficit	(354,903)	(349,453)
Total stockholders’ equity	22,811	15,761

Total liabilities and stockholders’ equity	$67,811	$65,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended, March 31,
	2022	2021

Revenue	$-	$-

Operating expenses	5,450	7,870

Loss from operations	(5,450)	(7,870)

Income tax expense	-	-

Net loss	$(5,450)	$(7,870)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	4,508,052	4,478,812

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2020	4,500,318	$450	$331,764	$(300,546)	$31,668

Common stock issued for cash	1,500	-	7,500	-	7,500
Net loss	-	-	-	(7,870)	(7,870)

Balance, March 31, 2021	4,501,818	$450	$339,264	$(308,416)	$31,298

Balance, December 31, 2021	4,506,918	$451	$364,763	$(349,453)	$15,761

Common stock issued for cash	2,500	-	12,500	-	12,500
Net loss	-	-	-	(5,450)	(5,450)

Balance, March 31, 2022	4,509,418	$451	$377,263	$(354,903)	$22,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(5,450)	$(7,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accrued liabilities	(5,000)
Net cash (used in) operating activities	(10,450)	(7,870)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,500	7,500
Net cash provided by financing activities	12,500	7,500

Net cash increase (decrease) in period	2,050	(370)

Cash, beginning of period	761	1,668

Cash, end of period	$2,811	$1,298
Supplemental Cash Flow Disclosures:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of March 31, 2022, services have consisted of introducing one client, performing preliminary site studies and inspections, and facilitating system design and price negotiations. Discussions regarding permits with relevant local authorities are currently underway. Revenues will be achieved upon completion of solar installation at the client’s premises.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements. The Company chose December 31 as its fiscal year end.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $2,811 and $761 in cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2022 or December 31, 2021.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2022 and December 31, 2021, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of March 31, 2022 and December 31, 2021, the Company does not have any such instruments.

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $5,450 for the three months ended March 31, 2022. The Company had a negative working capital of $42,189 and an accumulated deficit of $354,903 as of March 31, 2022, and a negative working capital of $49,239 and an accumulated deficit of $349,453 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2022 and December 31, 2021, there were 4,509,418 and 4,506,918 shares of common stock issued and outstanding, respectively. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

In February and March 2022, in Private Placements, the Company sold 2,500 shares to existing shareholders or their entities for $5 per share for total proceeds of $12,500. During the three months ended March 31, 2021, the Company sold 1,500 shares of stock at $5 per share for total proceeds of $7,500

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - SUBSEQUENT EVENTS

In April 2022, in Private Placements, the Company sold 2,500 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $12,500.

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

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of March 31, 2022, services have consisted of introducing one client and performing preliminary site studies and inspections. Revenues will be achieved upon completion of solar installation at the client’s premises.

On March 15, 2022, the Agreement with Westwood Capital LLC (“Westwood") was mutually terminated as the Company’s primary contact was exiting Westwood due to a change in business strategy at the firm. It is anticipated that a new agreement will be entered with the new investment bank of said contact.

For the three months ended March 31, 2022, the Company generated no revenues and sustained a net loss of $5,450. As of March 31, 2022, the Company had an accumulated deficit of $354,903.

For the period ended December 31, 2021, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Liquidity and Capital Resources

The Company had a cash balance of $2,811 and $761 as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, the Company used cash in operating activities of $10,450. During such period, the Company also generated cash in financing activities of $12,500 from the sale of common stock. In comparison, for three months ended March 31, 2021, the Company used cash in operating activities of $7,870 and generated cash from financing activities of $7,500 from the sale of common stock.

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

Discussion of the Three Months ended March 31, 2022 as compared to the Three Months ended March 31, 2021

Net revenues during the three months ended March 31, 2022 and March 31, 2021 were $0 and $0, respectively.

During the three months ended March 31, 2022, the Company recorded operating expenses of $5,450, as compared to operating expenses of $7,870 for the three months ended March 31, 2021. This decrease in costs largely resulted from the contraction of operations related to a slow-down in general economic conditions.

For the three months ended March 31, 2022, the Company used cash in operating activities of $10,450. During such period, the Company also generated cash from financing activities of $12,500 from the sale of common stock. In comparison, for the three months ended March 31, 2021, the Company used cash in operating activities of $7,870. During such period, the Company also generated cash from financing activities of $7,500 from the sale of common stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Revenue

The Company generates revenue from selling its business development and management consulting services. During the three months ended March 31, 2022 and 2021, respectively, the Company generated no revenues.

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

In February and March 2022, in Private Placements, the Company sold 2,500 shares to existing shareholders or their entities for $5 per share for total proceeds of $12,500.

In April 2022, in Private Placements, the Company sold 2,500 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $12,500.

These shares were sold in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2022.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2022.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	May 20, 2022

/s/ Harold Patterson	Director	May 20, 2022