Form 10-Q
period 2022-06-30
UNITED CAPITAL CONSULTANTS INC.
filed 2022-08-22
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 22, 2022, the Company had 4,524,918 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

UNITED CAPITAL CONSULTANTS INC.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of June 30, 2022 and December 31, 2021

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets
Cash	$621	$761
Total current assets	621	761

Deposits - related party	65,000	65,000

Total assets	$65,621	$65,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	40,000	50,000
Total liabilities	$40,000	$50,000

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,511,918 and 4,506,918 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	451	451
Additional paid-in capital	389,763	364,763
Accumulated deficit	(364,593)	(349,453)
Total stockholders’ equity	25,621	15,761

Total liabilities and stockholders’ equity	$65,621	$65,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses	9,690	20,530	15,140	28,400

Operating loss	(9,690)	(20,530)	(15,140)	(28,400)

Income tax expense	-	-	-	-

Net loss	$(9,690)	$(20,530)	$(15,140)	$(28,400)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares - basic and diluted	4,511,726	4,502,818	4,509,910	4,502,268

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2020	4,500,318	$450	$331,764	$(300,546)	$31,668

Common stock issued for cash	1,500	-	7,500	-	7,500
Net loss	-	-	-	(7,870)	(7,870)

Balance, March 31, 2021	4,501,818	$450	$339,264	$(308,416)	$31,298

Common stock issued for cash	1,000	-	5,000	-	5,000
Net loss	-	-	-	(20,530)	(20,530)

Balance, June 30, 2021	4,502,818	$450	$344,264	$(328,946)	$15,768

Balance, December 31, 2021	4,506,918	$451	$364,763	$(349,453)	$15,761

Common stock issued for cash	2,500	-	12,500	-	12,500
Net loss	-	-	-	(5,450)	(5,450)

Balance, March 31, 2022	4,509,418	$451	$377,263	$(354,903)	$22,811

Common stock issued for cash	2,500	-	12,500	-	12,500
Net loss	-	-	-	(9,690)	(9,690)

Balance, June 30, 2022	4,511,918	$451	$389,763	$(364,593)	$25,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(15,140)	$(28,400)
Changes in operating assets and liabilities:
Increase (decrease) in accrued liabilities	(10,000)	15,000
Net cash used in operating activities	(25,140)	(13,400)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	12,500
Net cash provided by financing activities	25,000	12,500

Net cash decrease in period	(140)	(900)

Cash, beginning of period	761	1,668

Cash, end of period	$621	$768

Supplemental Cash Flow Disclosures:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of June 30, 2022, services have consisted of introducing one client, performing preliminary site studies and inspections, and facilitating system design and price negotiations. Discussions regarding permits with relevant local authorities are currently underway and the client is reviewing the contract. Revenues will be achieved upon completion of solar installation at the client’s premises.

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $621 and $761 in cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2022 or December 31, 2021.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2022 and December 31, 2021, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of June 30, 2022 and December 31, 2021, the Company does not have any such instruments.

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

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

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $15,140 for the six months ended June 30, 2022. The Company had a negative working capital of $39,379 and an accumulated deficit of $364,593 as of June 30, 2022, and a negative working capital of $49,239 and an accumulated deficit of $349,453 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2022 and December 31, 2021, there were 4,511,918 and 4,506,918 shares of common stock issued and outstanding, respectively. As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

In February and March 2022, in Private Placements, the Company sold 2,500 shares to existing shareholders or their entities for $5 per share for total proceeds of $12,500. In April 2022, in Private Placements, the Company sold 2,500 shares to existing shareholders or their entities for $5 per share for total proceeds of $12,500. During the six months ended June 30, 2021, the Company sold 2,500 shares of stock at $5 per share for total proceeds of $12,500.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

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

In connection with the deposit placed on May 7, 2019 and pursuant to the Form 8-K filed on May 23, 2019 and subsequently on July 10, 2019, the Company has since entered into two amendments to its agreement with UUA (as reported in the Company’s Current Reports on Form 8-K filed on May 23, 2019 and July 10, 2019, respectively), granting the Company an 18% equity stake in UUA in exchange for its services (which have not yet been issued and shall be conveyed upon completing the first acquisition of a project in UUA’s pipeline), and granting the Company the right to invest in 60 Megawatts of solar projects in UUA’s pipeline in an amount which shall not exceed 49% of the issued and outstanding shares in any project company. UUA will act as the operator of said solar assets. The Company has identified a local attorney to structure ownership to protect voting and economic rights in the projects for investors. This development will allow the Company to further develop operations in according to its goal to engage in business activities to create business verticals synergistic in nature to its clients’ operations. Clayton Patterson and Harold Patterson, the officers and directors of the Company, are also employees of UUA.

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

NOTE 5 - SUBSEQUENT EVENTS

In July, 2022, in Private Placements, the Company sold 1,000 shares of common stock to family members of shareholders for $5 per share for total proceeds of $5,000.

In August, 2022, in Private Placements, the Company sold 12,000 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $60,000.

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

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of June 30, 2022, services have consisted of introducing one client and performing preliminary site studies and inspections. Revenues will be achieved upon completion of solar installation at the client’s premises.

On March 15, 2022, the Agreement with Westwood Capital LLC (“Westwood") was mutually terminated as the Company’s primary contact was exiting Westwood due to a change in business strategy at the firm. It is anticipated that a new agreement will be entered with the new investment bank of said contact.

For the six months ended June 30, 2022, the Company generated no revenues and sustained a net loss of $15,140. As of June 30, 2022, the Company had an accumulated deficit of $364,593.

For the year ended December 31, 2021, the Company’s independent auditors issued a report expressing substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Liquidity and Capital Resources

The Company had a cash balance of $621 and $761 as of June 30, 2022 and December 31, 2021, respectively. The Company had deposits from a related party of $65,000 as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, the Company used cash in operating activities of $25,140. During such period, the Company also generated cash in financing activities of $25,000 from the sale of common stock. In comparison, for six months ended June 30, 2021, the Company used cash in operating activities of $13,400 and generated cash from financing activities of $12,500 from the sale of common stock.

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

Discussion of the Three Months ended June 30, 2022 as compared to the Three Months ended June 30, 2021

Revenues during the three months ended June 30, 2022 and 2021 were $0.

During the three months ended June 30, 2022, the Company posted operating expenses of $9,690 as compared to operating expenses of $20,530 for the three months ended June 30, 2021. The decrease in operating expenses resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

During the three months ended June 30, 2022, the Company posted a net loss of $9,690 as compared to net loss of $20,530 for the three months ended June 30, 2021. The decrease in net loss resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

Discussion of the Six Months ended June 30, 2022 as compared to the Six Months ended June 30, 2021

Revenues during the six months ended June 30, 2022 and 2021 were $0.

During the six months ended June 30, 2022, the Company posted operating expenses of $15,140 as compared to operating expenses of $28,400 for the six months ended June 30, 2021. The decrease in operating expenses resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

During the six months ended June 30, 2022, the Company posted a net loss of $15,140 as compared to net loss of $28,400 for the six months ended June 30, 2021. The decrease in net loss resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

For the six months ended June 30, 2022, the Company used cash in operating activities of $25,140. During such period, the Company did not use or generate any cash in investing activities and generated cash from financing activities of $25,000 from the sale of stock. In comparison, for the six months ended June 30, 2021, the Company used cash in operating activities of $13,400. During such period, the Company did not use or generate any cash in investing activities and generated cash from financing activities of $12,500 from the sale of stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Revenue

The Company generates revenue from selling its business development and management consulting services. During the three and six months ended June 30, 2022 and 2021, respectively, the Company generated no revenues.

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

In July 2022, in Private Placements, the Company sold 1,000 shares of common stock to family members of shareholders for $5 per share for total proceeds of $5,000.

In August, 2022, in Private Placements, the Company sold 12,000 shares of common stock to existing shareholders or their entities for $5 per share for total proceeds of $60,000.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2022.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2022.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	August 22, 2022

/s/ Harold Patterson	Director	August 22, 2022