Form 10-Q
period 2022-09-30
UNITED CAPITAL CONSULTANTS INC.
filed 2023-03-09
CIK 1693696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☒

i

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

As of March 8, 2023, the Company had 4,553,418 shares of its common stock, par value $.0001 per share, issued and outstanding.

ii

UNITED CAPITAL CONSULTANTS INC.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED CAPITAL CONSULTANTS INC.

CONDENSED BALANCE SHEETS

As of September 30, 2022 and December 31, 2021

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets
Cash	$251	$761
Total current assets	251	761

Deposits - related party	75,000	65,000
Investments	145,000	-

Total assets	$220,251	$65,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	35,000	50,000
Total liabilities	$35,000	$50,000

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,545,918 and 4,506,918 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	455	451
Additional paid-in capital	559,759	364,763
Accumulated deficit	(374,963)	(349,453)
Total stockholders’ equity	185,251	15,761

Total liabilities and stockholders’ equity	$220,251	$65,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	10,370	11,553	25,510	39,953
Total operating expenses	10,370	11,553	25,510	39,953

Operating loss	(10,370)	(11,553)	(25,510)	(39,953)

Loss before taxes	(10,370)	(11,553)	(25,510)	(39,953)

Income tax expense	-	-	-	-

Net loss	$(10,370)	$(11,553)	$(25,510)	$(39,953)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	4,527,939	4,503,782	4,515,910	4,502,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2020	4,500,318	$450	$331,764	$(300,546)	$31,668

Common stock issued for cash	1,500	-	7,500	-	7,500
Net loss	-	-	-	(7,870)	(7,870)

Balance, March 31, 2021	4,501,818	$450	$339,264	$(308,416)	$31,298

Common stock issued for cash	1,000	-	5,000	-	5,000
Net loss	-	-	-	(20,530)	(20,530)

Balance, June 30, 2021	4,502,818	$450	$344,264	$(328,946)	$15,768

Common stock issued for cash	2,600	1	12,999	-	13,000
Net loss	-	-	-	(11,553)	(11,553)

Balance, September 30, 2021	4,505,418	$451	$357,263	$(340,499)	$17,215

Balance, December 31, 2021	4,506,918	$451	$364,763	$(349,453)	$15,761

Common stock issued for cash	2,500	-	12,500	-	12,500
Net loss	-	-	-	(5,450)	(5,450)

Balance, March 31, 2022	4,509,418	$451	$377,263	$(354,903)	$22,811

Common stock issued for cash	2,500	-	12,500	-	12,500
Net loss	-	-	-	(9,690)	(9,690)

Balance, June 30, 2022	4,511,918	$451	$389,763	$(364,593)	$25,621

Common stock issued for cash	15,000	2	74,998	-	75,000
Common stock issued for investments	19,000	2	94,998	-	95,000
Net loss	-	-	-	(10,370)	(10,370)

Balance, September 30, 2022	4,545,918	$455	$559,759	$(374,963)	$185,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(25,510)	$(39,953)
Changes in operating assets and liabilities:
Increase in deposits - related party	(10,000)
Increase (decrease) in accrued liabilities	(15,000)	15,000
Net cash used in operating activities	(50,510)	(24,953)

INVESTING ACTIVITIES
Purchase of investments	(50,000)	-
Net cash used in investing activities	(50,000)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	25,500
Net cash provided by financing activities	100,000	25,500

Net change in cash during the period	(510)	547

Cash, beginning of period	761	1,668

Cash, end of period	$251	$2,215

Supplemental Cash Flow Disclosures:
Interest	$-	$-
Income taxes	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Purchase of Investments with Common Stock	$95,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022 and 2021

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

On May 7, 2019, in connection with its agreement with UUA, the Company placed a $65,000 deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand (see Note 4).

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

In January 2021, it was determined that STEEM Inc. Co. Ltd. would not be acquired and the deposit has been applied to the development of a commercial roof top solar project in UUA's pipeline. UCC will act as asset manager while UUA will manage day to day technical operations. This and other projects are currently being evaluated and undergoing due diligence and negotiations in connection with the Agreement which the Company entered into with Westwood Capital on April 27, 2020. The first project, a 924 kilowatt system is being designed and negotiations finalized. It is anticipated that a Power Purchase Agreement will be executed shortly. On September 29, 2022, an additional $10,000 was applied to the deposit.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of September 30, 2022, services have consisted of introducing one client, performing preliminary site studies and inspections, and facilitating system design and price negotiations. It is uncertain whether the client will proceed. The Company is evaluating similar opportunities with other clients. Revenues will be achieved upon completion of solar installation at the client’s premises.

On March 15, 2022, the Agreement with Westwood Capital LLC (“Westwood”) was mutually terminated as the Company’s primary contact was exiting Westwood due to a change in business strategy at the firm. It is anticipated that a new agreement will be entered with the new investment bank of said contact.

On August 23, 2022, UCC entered into a series of Stock Purchase Agreements to purchase shares of the capital stock of HD Commerce, Co. Ltd., a company organized under the laws of Thailand (“HD Commerce”) from two existing shareholders of HD Commerce (the “HD Commerce Sellers”), pursuant to which UCC acquired an aggregate total of 7,500 shares of the capital stock of HD Commerce (the “HD Commerce Shares”), constituting a 15% equity stake in HD Commerce. In exchange, UCC issued to the HD Commerce Sellers an aggregate amount of 7,000 restricted shares of its common stock, to be distributed pro-rata to the HD Commerce Sellers. Clayton Patterson, an officer, director and shareholder of the Company, is one of the HD Commerce Sellers who took part in the above referenced transaction. As an international enterprise focusing on new energy business, HD Commerce is headquartered in Bangkok, Thailand and is mainly engaged in the investment and development of renewable energy projects, such as photovoltaic power generation, EPC general contracting and asset management. HD Commerce is the exclusive distributor of photovoltaic modules and other solar energy products for ReneSola, a Tier 1 solar panel manufacturer, in Southeast Asia.

On August 31, 2022, UCC entered into a Stock Purchase Agreement with Asian Solar Co. Ltd., a company organized under the laws of Thailand (“Asian Solar”) and Pramual Buddha, an individual and affiliate of the Asian Solar (“Asian Solar Seller”), pursuant to which UCC acquired a total of 1,000,000 shares of the capital stock of Asian Solar (the “Asian Solar Shares”) from the Asian Solar Seller, constituting a 10% equity stake in Asian Solar. In exchange, UCC paid to the Asian Solar Seller a cash payment of $50,000 and issued to the Asian Solar Seller 12,000 restricted shares of its common stock. In addition, Asian Solar Seller granted to UCC an option to purchase an additional 3,500,000 shares of the capital stock of Asian Solar (the “Additional Asian Solar Shares”), constituting an additional 35% equity stake in Asian Solar.  The terms and conditions for issuance of the Additional Asian Solar Shares are to be determined by mutual agreement of the parties at a later date. Upon exercise of such option to acquire such Additional Asian Solar Shares and conditioned upon compliance with applicable law, UCC shall pay to Seller a cash payment of $200,000 and shall issue to Seller 37,000 restricted shares of its common stock. Asian Solar is engaged in Solar Engineering, Procurement, and Construction (EPC) and the execution of Solar Power Purchase Agreements (PPA). Asian Solar currently has a 3 Megawatt (MW) solar farm under construction with a government university as an off-taker and has a pipeline of approximately 50 Megawatt (MW) of solar projects for government universities and hospitals as well as other investment grade off-takers throughout Thailand.

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $251 and $761 in cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2022 or December 31, 2021.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution when anti-dilutive and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2022 and December 31, 2021, there were no outstanding potentially dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments. As of September 30, 2022 and December 31, 2021, the Company does not have any such instruments.

The carrying amounts at September 30, 2022 and December 31, 2021 of current asset and liability financial instruments, such as cash and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Private, unmarketable securities:
Asian Solar Co. Ltd. Common Stock	$110,000	$-	$-	$110,000
HD Commerce Co. Ltd. Common Stock	$35,000	$-	$-	$35,000

December 31, 2021
Assets
Private, unmarketable securities:
Asian Solar Co. Ltd. Common Stock	$-	$-	$-	$-
HD Commerce Co. Ltd. Common Stock	$-	$-	$-	$-

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

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

EQUITY INVESTMENTS

The Company recognizes the value of equity investments in accordance with ASC 321, utilizing the determinable fair market value of the investments. These securities are marked to market at each subsequent reporting period, with unrealized holding gains and losses recognized in earnings. When the Company directly or beneficially owns or controls in excess of 20% of outstanding equity, the Equity Method of valuation is utilized. When there is no determinable fair market value and the Company does not have substantial ownership or control (excess of 20%), the Company values equity investments on a cost basis, adjusting for any observable price changes in orderly transactions.  There were no unrealized gains or losses during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 2 - GOING CONCERN

The Company has generated limited revenue since inception to date and has sustained an operating loss of $25,510 for the nine months ended September 30, 2022. The Company had a negative working capital of $34,749 and an accumulated deficit of $374,963 as of September 30, 2022, and a negative working capital of $49,239 and an accumulated deficit of $349,453 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from capital to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2022 and December 31, 2021, there were 4,545,918 and 4,506,918 shares of common stock issued and outstanding, respectively. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

In February and March 2022, in Private Placements, the Company sold 2,500 shares to existing shareholders or their entities for $5 per share for total proceeds of $12,500. In April 2022, in Private Placements, the Company sold 2,500 shares to existing shareholders or their entities for $5 per share for total proceeds of $12,500. During the months of July, August, and September, the Company sold 15,000 shares to existing shareholder and their entities and relatives for $5 per share for total proceeds of $75,000.

As detailed in Note 5, during the month of August 2022, the Company issued 19,000 shares of common stock in exchange for investments (shares in other entities) for a total value of $95,000.

During the nine months ended September 30, 2021, in Private Placements, the Company sold 5,100 shares of common stock to existing shareholders for $5 per share for total proceeds of $25,500.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

United Utilities Authority, Ltd. Consultancy Agreement

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

In January 2021, it was determined that STEEM Inc. Co. Ltd. would not be acquired and the deposit has been applied to the development of a commercial roof top solar project in UUA's pipeline. UCC will act as asset manager while UUA will manage day to day technical operations. This and other projects are currently being evaluated and undergoing due diligence and negotiations in connection with the Agreement which the Company entered into with Westwood Capital on April 27, 2020. The first project, a 924 kilowatt system is being designed and negotiations finalized. It is anticipated that a Power Purchase Agreement will be executed before the end of the year. On September 29, 2022, an additional $10,000 was applied to the deposit, resulting in $75,000 total deposits at September 30, 2022.

Stock Issuances

As detailed in Note 3, the Company issued 20,000 and 5,100 shares of its common stock to various related parties for cash of $100,000 and $25,500 during the nine months ended September 30, 2022 and 2021, respectively.

Acquisition of Investment

As detailed in Note 5, the Company acquired 4,500 shares of capital stock HD Commerce, Co. Ltd., a Thailand company, from Clayton Patterson, the Company’s CEO, in exchange for the issuance to Mr. Patterson of 4,200 shares of the Company’s common stock at $5 per share for total value of $21,000.

UNITED CAPITAL CONSULTANTS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

NOTE 5 - INVESTMENTS

HD Commerce, Co. Ltd.

On August 23, 2022, UCC entered into a series of Stock Purchase Agreements to purchase shares of the capital stock of HD Commerce, Co. Ltd., a company organized under the laws of Thailand (“HD Commerce”) from two existing shareholders of HD Commerce (the “HD Commerce Sellers”), pursuant to which UCC acquired an aggregate total of 7,500 shares of the capital stock of HD Commerce (the “HD Commerce Shares”), constituting a 15% equity stake in HD Commerce. In exchange, UCC issued to the HD Commerce Sellers an aggregate amount of 7,000 restricted shares of its common stock at $5 per share, or $35,000 total investment, to be distributed pro-rata to the HD Commerce Sellers. Clayton Patterson, an officer, director and shareholder of the Company, is one of the HD Commerce Sellers who took part in the above referenced transaction. As an international enterprise focusing on new energy business, HD Commerce is headquartered in Bangkok, Thailand and is mainly engaged in the investment and development of renewable energy projects, such as photovoltaic power generation, EPC general contracting and asset management. HD Commerce is the exclusive distributor of photovoltaic modules and other solar energy products for ReneSola, a Tier 1 solar panel manufacturer, in Southeast Asia.

Asian Solar Co. Ltd.

On August 31, 2022, UCC entered into a Stock Purchase Agreement with Asian Solar Co. Ltd., a company organized under the laws of Thailand (“Asian Solar”) and Pramual Buddha, an individual and affiliate of Asian Solar (“Asian Solar Seller”), pursuant to which UCC acquired 1,000,000 shares of the capital stock of Asian Solar (the “Asian Solar Shares”) from the Asian Solar Seller, constituting a 10% equity stake in Asian Solar. In exchange, UCC paid to the Asian Solar Seller a cash payment of $50,000, and issued to the Asian Solar Seller 12,000 restricted shares of its common stock at $5 per share, or $60,000, for total investment value of $110,000. Asian Solar is engaged in Solar Engineering, Procurement, and Construction (EPC) and the execution of Solar Power Purchase Agreements (PPA). Asian Solar currently has a 3 Megawatt (MW) solar farm under construction with a government university as an off-taker and has a pipeline of approximately 50 Megawatt (MW) of solar projects for government universities and hospitals as well as other investment grade off-takers throughout Thailand.

In addition, Asian Solar Seller granted to UCC an option to purchase an additional 3,500,000 shares of the capital stock of Asian Solar (the “Additional Asian Solar Shares”), constituting an additional 35% equity stake in Asian Solar. Upon exercise of such option to acquire such Additional Asian Solar Shares and conditioned upon compliance with applicable law, UCC shall pay to Seller $200,000, and shall issue to Seller 37,000 restricted shares of its common stock.

The terms and conditions for issuance of the Additional Asian Solar Shares are to be determined by mutual agreement of the parties at a later date. The option to purchase additional shares is non-binding and does not constitute a liability, nor will it provide additional shares or value until exercised and therefore is not accounted for in the Company’s financials. Since a significant payment is required to exercise the option, and since the Company will not own a significant interest until after exercising the option, the equity method of accounting under ASC 321 is not applicable. Further, since the shares are not tradable and no determinable fair market value exists, pursuant to ASC 321, the value of the shares are accounted for on a cost-basis.

NOTE 6 - SUBSEQUENT EVENTS

In October 2022, in a private placement, the Company sold 2,000 shares of common stock to its CEO for $5 per share for total proceeds of $10,000.

In December 2022, in private placement, the Company sold 5,500 shares of common stock to 6 shareholders for $5 per share for total proceeds of $27,500.

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

On May 7, 2019, in connection with its agreement with UUA, the Company placed a $65,000 deposit towards the purchase of STEEM Inc. Co. Ltd., a Special Project Vehicle Company that owns and operates a 2 Megawatt solar farm in Thailand. In January 2021, it was determined that STEEM Inc. Co. Ltd. would not be acquired and the deposit has been applied to the development of a commercial roof top solar project in UUA's pipeline. UCC will act as asset manager while UUA will manage day to day technical operations. This and other projects are currently being evaluated and undergoing due diligence and negotiations in connection with the Agreement which the Company entered into with Westwood Capital on April 27, 2020. The first project, a 924 kilowatt system is being designed and negotiations finalized. It is anticipated that a Power Purchase Agreement will be executed before the end of the year. On September 29, 2022, an additional $10,000 was applied to the deposit.

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

On August 31, 2021, the Company entered into a Consulting Agreement with Energy Zero Solutions LLC (“EZS”), a North Carolina limited liability company, pursuant to which UCC shall provide consulting services in connection with EZS’s performance under its contract with a reputable solar EPC firm regarding certain solar energy projects. As compensation for Services, EZS will pay UCC fifty percent (50%) of any payments received related to the projects. The initial term of the Agreement commenced starting August 18, 2021, and shall continue indefinitely until it is terminated by mutual agreement of the Parties as evidenced in a writing executed by both parties. As of September 30, 2022, services have consisted of introducing one client, performing preliminary site studies and inspections, and facilitating system design and price negotiations. It is uncertain whether the client will proceed. The Company is evaluating similar opportunities with other clients. Revenues will be achieved upon completion of solar installation at the client’s premises.

On March 15, 2022, the Agreement with Westwood Capital LLC (“Westwood”) was mutually terminated as the Company’s primary contact was exiting Westwood due to a change in business strategy at the firm. It is anticipated that a new agreement will be entered with the new investment bank of said contact.

On August 23, 2022, United Capital Consultants, Inc. (“UCC”) entered into a series of Stock Purchase Agreements to purchase shares of the capital stock of HD Commerce, Co. Ltd., a company organized under the laws of Thailand (“HD Commerce”) from two existing shareholders of HD Commerce (the “HD Commerce Sellers”), pursuant to which UCC acquired an aggregate total of Seven Thousand Five Hundred (7,500) shares of the capital stock of HD Commerce (the “HD Commerce Shares”), constituting a Fifteen Percent (15%) equity stake in HD Commerce. In exchange, UCC issued to the HD Commerce Sellers an aggregate amount of Seven Thousand (7,000) restricted shares of its common stock, to be distributed pro-rata to the HD Commerce Sellers. Clayton Patterson, an officer, director and shareholder of the Company, is one of the HD Commerce Sellers who took part in the above referenced transaction. As an international enterprise focusing on new energy business, HD Commerce is headquartered in Bangkok, Thailand and is mainly engaged in the investment and development of renewable energy projects, such as photovoltaic power generation, EPC general contracting and asset management. HD Commerce is the exclusive distributor of photovoltaic modules and other solar energy products for ReneSola, a Tier 1 solar panel manufacturer, in Southeast Asia.

On August 31, 2022, United Capital Consultants, Inc. (“UCC”) entered into a Stock Purchase Agreement with Asian Solar Co. Ltd., a company organized under the laws of Thailand (“Asian Solar”) and Pramual Buddha, an individual and affiliate of the Asian Solar (“Asian Solar Seller”), pursuant to which UCC acquired a total of One Million (1,000,000) shares of the capital stock of Asian Solar (the “Asian Solar Shares”) from the Asian Solar Seller, constituting a Ten Percent (10%) equity stake in Asian Solar as calculated on a post-transaction fully-diluted basis. In exchange, UCC paid to the Asian Solar Seller a cash payment in the amount of Fifty Thousand USD ($50,000) and issued to the Asian Solar Seller Twelve Thousand (12,000) restricted shares of its common stock. In addition, Asian Solar Seller granted to UCC an option to purchase an additional Three Million Five Hundred Thousand (3,500,000) shares of the capital stock of Asian Solar (the “Additional Asian Solar Shares”), constituting an additional Thirty Five Percent (35%) equity stake in Asian Solar as calculated on a post-transaction fully-diluted basis. Upon exercise of such option to acquire such Additional Asian Solar Shares and conditioned upon compliance with applicable law, UCC shall pay to Seller a cash payment equal to Two Hundred Thousand USD ($200,000) and shall issue to Seller Thirty-Seven Thousand (37,000) restricted shares of its common stock. Asian Solar is engaged in Solar Engineering, Procurement, and Construction (EPC) and the execution of Solar Power Purchase Agreements (PPA). Asian Solar currently has a 3 Megawatt (MW) solar farm under construction with a government university as an off-taker and has a pipeline of approximately 50 Megawatt (MW) of solar projects for government universities and hospitals as well as other investment grade off-takers throughout Thailand.

For the nine months ended September 30, 2022, the Company generated no revenues and sustained a net loss of $25,510. As of September 30, 2022, the Company had an accumulated deficit of $374,963.

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

Liquidity and Capital Resources

The Company had a cash balance of $251 and $761 as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022, the Company used cash in operating activities of $50,510. During such period, the Company also used $50,000 in investing activities to acquire a minority equity investment and generated cash in financing activities of $100,000 from the sale of common stock. In comparison, for the nine months ended September 30, 2021, the Company used cash in operating activities of $24,953 and generated cash from financing activities of $25,500 from the sale of common stock.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the start-up stage until it recently began formal operations. The Company generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2023.

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

Discussion of the Three Months ended September 30, 2022 as compared to the Three Months ended September 30, 2021

Revenues during the three months ended September 30, 2022 and 2021 were $0.

During the three months ended September 30, 2022, the Company incurred operating expenses of $10,370 as compared to operating expenses of $11,553 for the three months ended September 30, 2021. The decrease in operating expenses resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

During the three months ended September 30, 2022, the Company incurred a net loss of $10,370 as compared to net loss of $11,553 for the three months ended September 30, 2021. The decrease in net loss is due to the factors discussed above.

Discussion of the Nine Months ended September 30, 2022 as compared to the Nine Months ended September 30, 2021

Revenues during the nine months ended September 30, 2022 and 2021 were $0.

During the nine months ended September 30, 2022, the Company incurred operating expenses of $25,510 as compared to operating expenses of $39,953 for the nine months ended September 30, 2021. The decrease in operating expenses resulted from a decrease in legal and other professional fees as a result of the Company’s limited activities due to COVID-19 and management’s efforts to reduce expenses.

During the nine months ended September 30, 2022, the Company incurred a net loss of $25,510 as compared to net loss of $39,953 for the nine months ended September 30, 2021. The decrease in net loss is due to the factors discussed above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Revenue

The Company generates revenue from selling its business development and management consulting services. During the three and nine months ended September 30, 2022 and 2021, respectively, the Company generated no revenues.

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

In the 3rd quarter of 2022, pursuant to a series of stock purchase agreements, the Company issued an aggregate total of 7,000 shares of its Common Stock with a cost basis $5.00 per share to two shareholders, including Clayton Patterson, who is an affiliate of the Company, in exchange for 7,500 shares of the capital stock of HD Commerce, Co. Ltd., a company organized under the laws of Thailand (“HD Commerce”), constituting an aggregate 15% equity stake in HD Commerce. These sales of common stock were exempt from registration under Section 4(a)(2) of the Securities Act.

In the 3rd quarter of 2022, pursuant to a stock purchase agreement, the Company issued an aggregate total of 12,000 shares of its Common Stock to one shareholder in exchange for 1,000,000 shares of the capital stock of Asian Solar Co. Ltd., a company organized under the laws of Thailand (“Asian Solar”), constituting an aggregate 10% equity stake in Asian Solar. This sale of common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

In the 3rd quarter of 2022, the Company sold fifteen thousand (15,000) shares of its Common Stock to existing affiliated shareholders and related parties for total proceeds of $75,000, or $5 a share, in private placement transactions that are exempt from registration under Section 4(a)(2) of the Securities Act. The Company used a portion of the proceeds of these sales for administrative purposes in connection with the operation of its business.

In October 2022, the Company sold 2,000 shares of common stock to the CEO of the Company for $5 per share for total proceeds of $10,000 in private placement transactions that are exempt from registration under Section 4(a)(2) of the Securities Act. The Company used a portion of the proceeds of these sales for administrative purposes in connection with the operation of its business.

In December 2022, the Company sold 5,500 shares of common stock to 6 shareholders for $5 per share for total proceeds of $27,500 in private placement transactions that are exempt from registration under Section 4(a)(2) of the Securities Act. The Company used a portion of the proceeds of these sales for administrative purposes in connection with the operation of its business.

Item 5. Other Information

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.2	Bylaws (filed as an exhibit to the Form 10-12G dated January 18, 2017)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed January 18, 2017)
10.1	Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.2	Client Consulting Agreement between United Capital Consultants, Inc. and Prochongkij Kornchong (filed as an exhibit to the Form 8-K dated August 1, 2018)
10.3	Client Consulting Agreement between United Capital Consultants, Inc. and VARS Co. Ltd.(filed as an exhibit to the Form 8-K dated August 1, 2018)
10.4	Teaming Agreement between United Capital Consultants and MAV Capital (filed as an exhibit to the Form 8-K dated November 16, 2018)
10.5	Addendum No. 1 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated May 28, 2019)
10.6	Addendum No. 2 to Consultancy Agreement between United Capital Consultants, Inc. and United Utilities Authority, Ltd. (filed as an exhibit to the Form 8-K dated July 10, 2019)
10.7	Engagement Agreement between United Capital Consultants, Inc. and Westwood Capital LLC (filed as an exhibit to the Form 8-K dated May 7, 2020)
10.8	Stock Purchase Agreement between United Capital Consultants, Inc. and Clayton Patterson to acquire HD Commerce, Co. Ltd. Capital Stock (filed as an exhibit to the Form 8-K dated August 29, 2022)
10.9	Stock Purchase Agreement between United Capital Consultants, Inc. and Thanachai Sawangphakdee to acquire HD Commerce, Co. Ltd. Capital Stock (filed as an exhibit to the Form 8-K dated August 29, 2022)
10.10

Stock Purchase Agreement between United Capital Consultants, Inc., Asian Solar Co. Ltd. and Pramual Buddha to acquire Asian Solar Co. Ltd. Capital Stock (filed as an exhibit to the Form 8-K dated September 1, 2022)

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2023.

UNITED CAPITAL CONSULTANTS, INC.

By:	/s/ Clayton Patterson
Title:	President (Principal Executive Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold Patterson
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2023.

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

Signature	Capacity	Date

/s/ Clayton Patterson	Director	March 8, 2023

/s/ Harold Patterson	Director	March 8, 2023